Form 10-Q
period 1998-09-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 1998-11-25
CIK 1065983

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -----------------

FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER
       SEPTEMBER 30, 1998                                     333-59137

                               -----------------

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            KANSAS                                       48-1061763
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

          3416 Highway 41 South
              Tifton, GA                                    31794
(Address of Principal Executive Offices)                  (Zip Code)


                                  800-732-8261
              (Registrant's telephone number, including area code)

                               -----------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 1998, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                       PAGE NO.
                                                                    --------

        Item 1. Interim Financial Statements

                Balance Sheets at September 30,
                1998 and December 31,1997(unaudited) .............        1

                Statements of Operations for the
                Three and the Nine months ended
                September 30, 1998 and 1997(unaudited) ...........        2

                Statements of Cash Flows for the Nine months
                ended September 30, 1998 and 1997(unaudited)......        3

                Notes to the Interim Financial Statements
                (unaudited).......................................        4

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............        8

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings.................................       13

        Item 2. Changes in Securities and Use of Proceeds.........       13

        Item 3. Defaults upon Senior Securities...................       13

        Item 4. Submission of Matters to a Vote of Security
                Holders...........................................       13

        Item 5. Other Information.................................       13

        Item 6. Exhibits and Reports on Form 8-K..................       14

        SIGNATURES................................................       15


                                      (i)

                           PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (in thousands, except share or per share amounts)
                                  (unaudited)

                                                                                       September 30,  December 31,
                                                                                           1998           1997
                                                                                       -------------  ------------
                                                    ASSETS
Current Assets
   Cash ...........................................................................     $   1,339      $     132
   Restricted cash ................................................................        10,629           --
   Accounts receivable, net of allowance for doubtful accounts 1998 $316 ;1997 $186         2,484          1,429
   Supplies .......................................................................           465            316
   Prepaid production costs .......................................................           612            432
   Prepaid site leases ............................................................         1,380          1,012
   Prepaid commissions, current portion ...........................................           422            193
   Other current asset ............................................................           319            211
                                                                                        ---------      ---------
         Total current assets .....................................................        17,650          3,725
                                                                                        ---------      ---------
Property and Equipment, net .......................................................        60,254         33,083
                                                                                        ---------      ---------
Other Assets
   Intangible assets, net .........................................................        44,747         14,421
   Prepaid commissions, long-term portion .........................................           273            242
   Deferred taxes .................................................................         6,254          2,533
   Other ..........................................................................           143            102
                                                                                        ---------      ---------
                                                                                           51,417         17,298
                                                                                        ---------      ---------
                                                                                        $ 129,321      $  54,106
                                                                                        =========      =========

                              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities
   Current portion of long-term debt ..............................................     $   7,000      $    --
   Accounts payable ...............................................................         1,294            246
   Accrued interest ...............................................................         4,064            504
   Accrued expenses ...............................................................           100             18
   Deferred revenue ...............................................................           387             99
   Due to SGH Holdings, Inc .......................................................           125            125
                                                                                        ---------      ---------
         Total current liabilities ................................................        12,970            992
Long-Term Debt
   Long-term debt, net of current portion (Note 2) ................................       110,721         57,998
                                                                                        ---------      ---------
         Total liabilities ........................................................       123,691         58,990
                                                                                        ---------      ---------
Commitments and Contingencies
Stockholder's Equity (Deficiency)
   Common stock, par value, $10 per share;
       authorized 10,000 shares; issued and outstanding, 200 shares ...............             2              2
   Paid-in capital ................................................................        16,165             25
   Accumulated deficit ............................................................       (10,537)        (4,911)
                                                                                        ---------      ---------
         Total Stockholder's Equity (Deficiency)                                            5,630         (4,884)
                                                                                        ---------      ---------
                                                                                        $ 129,321      $  54,106
                                                                                        =========      =========

See notes to financial statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share or per share amounts)
                                  (unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,                September 30,
                                                                     1998          1997          1998          1997
                                                                   --------      --------      --------      --------
Net revenues .................................................     $  5,280      $  3,669      $ 14,693      $  8,084
                                                                   --------      --------      --------      --------
Operating expenses:
    Direct operating expenses ................................        2,063         1,268         5,242         2,587
    General and administrative ...............................          876           708         2,342         1,704
    Depreciation and amortization ............................        2,091           612         6,118         1,836
                                                                   --------      --------      --------      --------
                                                                      5,030         2,588        13,702         6,127
                                                                   --------      --------      --------      --------
            Operating income .................................          250         1,081           991         1,957
                                                                   --------      --------      --------      --------
Other income (expense):
    Interest expense .........................................       (2,883)       (1,393)       (7,081)       (2,525)
    Other income (expense) ...................................          133             2           225           (49)
                                                                   --------      --------      --------      --------
            Total other income (expense) .....................       (2,750)       (1,391)       (6,856)       (2,574)
                                                                   --------      --------      --------      --------
            Loss before income tax benefit and extraordinary
            loss on early extinquishment of debt .............       (2,500)         (310)       (5,865)         (617)
Income tax benefit ...........................................          981           117         2,328           246
                                                                   --------      --------      --------      --------
            Loss before extraordinary loss on early
            extinguishment of debt ...........................       (1,519)         (193)       (3,537)         (371)
            Extraordinary loss on early extinguishment of
            debt (net of income taxes of $1,393) .............         --            --          (2,089)         --
                                                                   --------      --------      --------      --------
                 Net loss ....................................     $ (1,519)     $   (193)     $ (5,626)     $   (371)
                                                                   ========      ========      ========      ========
Basic loss per common share:
            Loss before extraordinary loss on early
            extinguishment of debt ...........................     $ (7,595)     $   (965)     $(17,685)     $ (1,855)
            Extraordinary loss on early extinguishment of debt         --            --         (10,445)         --
                                                                   --------      --------      --------      --------
                 Net loss ....................................     $ (7,595)     $   (965)     $(28,130)     $ (1,855)
                                                                   ========      ========      ========      ========
Weighted common shares outstanding ...........................          200           200           200           200
                                                                   ========      ========      ========      ========


See notes to financial statements.

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)


                                                                             1998          1997
                                                                          ---------      ---------
OPERATING ACTIVITIES
    Net loss ........................................................     $  (5,626)     $    (371)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation and amortization ................................         6,118          1,836
       Deferred income tax benefit ..................................        (3,721)          (246)
       Loss on early extinguishment of debt .........................         2,089           --
       Accrued interest added to principal ..........................           834            904
       Accrued interest on pledged securities .......................          (145)          --
       Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable ........................................        (1,027)          (525)
         Supplies and prepaid production costs ......................          (329)           (49)
         Prepaid site leases ........................................          (256)          (768)
         Prepaid commissions ........................................          (208)          (142)
         Other assets ...............................................          (206)          (203)
       Increase (decrease) in:
         Accounts payable ...........................................         1,241            192
         Accrued interest ...........................................         3,560            552
         Accrued expenses ...........................................            82            128
         Deferred revenue ...........................................            (6)            31
                                                                          ---------      ---------
             Net cash provided by operating activities ..............         2,400          1,339
                                                                          ---------      ---------

INVESTING ACTIVITIES
    Purchase of property and equipment ..............................        (6,754)        (2,265)
    Acquisitions ....................................................       (53,653)       (34,306)
    Purchase of securities held for investment ......................        (7,965)          --
    Proceeds from securities held for investment ....................         7,965           --
    Purchase of pledged securities ..................................       (10,484)          --
                                                                          ---------      ---------
             Net cash used in investing activities ..................       (70,891)       (36,571)
                                                                          ---------      ---------

FINANCING ACTIVITIES
    Proceeds from issuance of senior subordinated notes .............       100,000           --
    Deferred financing costs ........................................        (6,058)        (1,637)
    Borrowings under long-term debt agreement .......................        37,793         35,050
    Proceeds from revolver borrowings ...............................         2,000          7,511
    Payments on revolver borrowings .................................        (4,950)        (5,888)
    Principal payments on long-term debt ............................       (59,087)          --
    Increase in due to SGH Holdings, Inc ............................          --              125
                                                                          ---------      ---------
             Net cash provided by  financing activities .............        69,698         35,161
                                                                          ---------      ---------
             Net increase (decrease) in cash ........................         1,207            (71)

CASH
    Beginning .......................................................           132            133
                                                                          ---------      ---------
    Ending ..........................................................     $   1,339      $      62
                                                                          =========      =========

Supplemental cash flow information:
    Cash payments for interest ......................................     $   3,520      $   1,973
                                                                          =========      =========

Supplemental schedule of non-cash investing and financing activities:
    Conversion of subordinated debentures to preferred stock ........     $  16,140      $    --
                                                                          =========      =========

See notes to financial statements.

                      Notes to Interim Financial Statements
                                   (Unaudited)

   NOTE 1
   BASIS OF REPRESENTATION

The accompanying unaudited financial statements of Tri-State Outdoor Media Group, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1997 and notes thereto included in the Company's registration statement on Form S-4 (as defined herein).

NOTE 2
FINANCINGS

On May 20, 1998, the Company completed the private offering (the "Offering") of $100 million aggregate principal amount of 11% Senior Notes (the "Senior Notes") pursuant to an indenture (the"Indenture") between the Company and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"). The Senior Notes were originally issued and sold by the Company in a transaction that was exempt from registration under the Securities Act of 1933, as amended. The Senior Notes mature on May 15, 2008 and are senior unsecured obligations of the Company ranking pari passu with all existing and future unsubordinated debt of the Company and will be effectively subordinated to all of the Company's secured debt, to the extent of the assets securing such debt. The Company incurred approximately $4.7 million of costs associated with the issuance of the Senior Notes.

The Senior Notes bear interest at 11% per annum. Interest is payable semi-annually on each May 15 and November 15, commencing on November 15, 1998, to holders of record on the close of business on the immediately preceding May 1 and November 1. The Company was required to purchase approximately $10.4 million of U.S. government securities and pledge them as security for the first two interest payments on the Senior Notes.

Obligations under the Senior Notes are not secured.

The Senior Notes may be redeemed at the option of the Company, in whole or in part, at any time and from time to time on or after May 15, 2003 at the redemption prices declining ratably from

105.5% of the principal amount on May 15, 2003 to 100.0% on and after May 15, 2006, plus in each case accrued interest to the applicable redemption date.

The Indenture contains certain covenants, including, but not limited to, covenants and limitations of the following: (i) the incurrence of additional debt; (ii) restricted payments; (iii)asset dispositions; (iv) transactions with affiliates; (v) dividend and other payment restrictions affecting subsidiaries;
(vi) liens; and (vii) the merger, consolidation or sale of assets of the Company. In addition, subsidiaries of the Company may, in the future, be required to guarantee payment of the Senior Notes.

Upon a change of control of the Company, each holder of Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest, to the date of purchase.

The Company acquired substantially all of the assets of Tri-State Systems , Inc. ("TSS") on June 12, 1997. In order to finance this acquisition, the Company entered into a $45.0 million amended and restated credit facility (the "Original Credit Facility") with The First National Bank of Chicago ("First Chicago"), as agent for a syndicate of lenders. On February 27, 1998, the Company amended and restated the Original Credit Facility in order to increase the credit thereunder to $62.5 million (the "Senior Credit Facility"). In addition, at that time, SGH Holdings, Inc. ("Holdings"), the parent corporation of the Company, sold $10.0 million of bridge notes (the "Bridge Notes") to affiliates of the Initial Purchasers in the Offering, Prudential Securities Incorporated and First Chicago Capital Markets, Inc. Holdings loaned the proceeds of this sale to the Company. The proceeds of the Bridge Notes, together with a portion of borrowings under the Senior Credit Facility, were used to fund the Unisign acquisition. The Company used a portion of the net proceeds from the Offering to repay all outstanding borrowings under the Senior Credit Facility, which was thereupon terminated, and to repay in full the loan from Holdings, which, in turn, repaid the Bridge Notes. The Company also used a portion of the net proceeds from the sale of the Senior Notes to repay all outstanding borrowings under the Company's Senior Credit Facility, which was thereupon terminated.

As a result of the early extinguishment of the Senior Credit Facility, the Company was required to record an extraordinary loss of $3.5 million ($2.1 million net of income tax effect) including the estimated fair value of the interest rate swap agreements because they no longer met the criteria to be accounted for as a hedge. The Company recorded a liability of $400,000 in May 1998 related to this. In September 1998, the Company settled the interest rate swap agreements for $658,000.

In May 1998, the Company's sole shareholder, Holdings, converted approximately $16.1 million in subordinated debt to paid-in capital of the Company.

In conjunction with the Unisign, Inc. ("Unisign") acquisition, (see note 3), the Company borrowed $10 million from Holdings. This borrowing was subordinate to the Company's senior debt and bore interest at the London interbank offered Rate ("LIBOR") plus 4.75% (10.4% at March 2, 1998). The borrowings were due on demand and were repaid with the proceeds from the sale of the Senior Notes.

The Company entered in a credit agreement with First Chicago (the "Credit Facility") on the close of business on September 18, 1998 which was used to finance the acquisition of substantially all of the outdoor advertising assets of Western Outdoor Advertising Co. ("Western"). The Credit Facility consists of a Facility A Promissory Note for $14,000,000, Facility B standby Letter of Credit for $1,250,000 in connection with the Unisign acquisition, and a Facility C Revolving Loan for $4,000,000 for working capital and general corporate purposes. The Promissory Note matures and the Letter of Credit and Revolver terminate on September 30, 2000.

The Credit Facility enables the Company to borrow funds at a rate equal to the alternate base rate, as defined by the Credit Facility, calculated on the number of days elapsed on the basis of a 360-day year. The Company also has the option of paying interest on loan advances at the Eurodollar Rate, as defined. On September 30, 1998, the effective interest rate was 10.5% for Facility A and Facility C.

The Credit Facility contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the Credit Facility. The Credit Facility also requires the Company to maintain certain financial ratios.

The Company was required to pay a commitment fee of $385,000 and an additional $288,750 is required if Facility A has not been repaid in full and Facility B has not been fully cash collateralized or repaid in full by March 31, 1999. In addition, Holdings will be required to issue warrants in March 1999 to purchase 5% of its common stock at $.001 per share which warrants will be exercisable if any loans under Facility A, B and C are not repaid in full by September 30, 1999 and the letter of credit evidenced by Facility B is not fully cash collateralized or terminated by September 30, 1999.

The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets, including all leases, permits and other intangible assets, and other collateral, as well as by a pledge from Holdings of its stock in the Company. In addition, the Company must maintain key man life insurance on the president of the Company in the aggregate amount of $2,500,000. The insurance policies are assigned to First Chicago.

The Company has the right to prepay the borrowings in whole or in part, without premium or penalty, as stipulated in the Credit Facility.

The Company filed a Registration Statement on Form S-4, as amended (the "S-4"), in connection with an offer to exchange the Senior Notes for 11% Senior Notes due 2008 which were registered under the Securities Act pursuant to the S-4.The S-4 was declared effective on November 5, 1998.

NOTE 3.
 ACQUISITIONS

On June 12, 1997, the Company acquired substantially all of the assets of TSS for a total acquisition cost of $32.0 million.

Effective March 2, 1998, the Company acquired substantially all the outdoor advertising assets of Unisign for a total acquisition cost of approximately $22.0 million, including the assumption of certain capital leases aggregating approximately $727,000. Cash consideration paid was $21.1 million. As a result of this acquisition, the Company acquired display faces in Kentucky, West Virginia and Ohio. This acquisition was a new market acquisition.

The Company entered into a purchase commitment with Unisign on March 2, 1998 for the construction of outdoor advertising structures for $1,250,000. At that time, the Company also provided a standby letter of credit agreement in the amount of $1,250,000 with Unisign expiring April 6, 2000. The Company does not believe it is practical to estimate the fair value of the letter of credit and does not believe exposure to loss is likely.

The Company purchased on July 14, 1998 certain assets of an outdoor advertising company with approximately 244 advertising displays located in Georgia. The purchase price was $3.0 million.

On July 23, 1998, the Company purchased certain assets of an outdoor advertising company with approximately 50 advertising displays located in Georgia. The purchase price was $1.2 million.

On September 18, 1998, the Company acquired substantially all of the outdoor advertising assets of Western for a total acquisition cost of approximately $26.8 million. As a result of this acquisition, the Company acquired 2439 display faces in 19 states concentrated in Iowa, Texas, Nebraska, Missouri, Oklahoma and Kansas. The Company would classify this acquisition as a fill-in acquisition. The company had existing operations in 11 of the 19 states served by Western. The Company entered into the Credit Facility and borrowed $16 million to finance this acquisition.

The Company has entered into various other purchase agreements since year-end aggregating $1.1 million.

The assets acquired and liabilities assumed subsequent to year end and related acquisition costs incurred in conjunction with this acquisition were as follows (in thousands):


                                                       UNISIGN       WESTERN       OTHERS         TOTAL
                                                      --------      --------      --------      --------
Current assets ..................................     $    220      $    360      $     38      $    618
Property and equipment and other long term assets        9,105        11,657         2,639        23,401
Goodwill ........................................       10,185        12,194         2,210        24,589
Other intangible assets .........................        2,490         2,539           399         5,428
Assumed liabilities .............................         (727)         (163)           (9)         (899)
Acquisition costs ...............................         (200)         (189)         (177)         (566)
                                                      --------      --------      --------      --------
                                                      $ 21,073      $ 26,398      $  5,100      $ 52,571
                                                      ========      ========      ========      ========



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). The words "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Company and may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

For further discussion identifying other important factors that could cause actual results to differ materially from those anticipated in forward-looking statements, see the "Risk Factors" discussion in the Company's S-4. Such factors include risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues. Net revenues increased 43.9% to $5.3 million for the three months ended September 30, 1998 from $3.7 million for the three months ended September 30, 1997. Most of this increase was the result of the acquisition of Unisign, completed in March 1998. This and other acquisitions accounted for approximately $1.3 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $2.1 million for the third quarter of 1998 from $1.3 million for the comparable period in 1997. Most of this increase was the result of the acquisition of Unisign, completed in March 1998. Sales expense increased as a percentage of net revenues from 8.4% in the third quarter of 1997 to 9.0% in 1998. Lease expense increased as a percentage of net revenues from 15.0% in the third quarter of 1997 to 16.7% in 1998, due to higher lease cost assumed in the TSS acquisition, attributed to prime interstate highway locations. Production expense increased as a percentage of net revenues from 11.2% in the third quarter of 1997 to 13.3% in 1998, due to production costs associated with the shorter-term contracts assumed in the TSS and Unisign acquisitions.

General and administrative expenses. General and administrative expenses increased by 23.7% to $876,000 for the quarter ended September 30, 1998 from $708,000 in 1997, but decreased as a percentage of net revenues to 16.6% from 19.3%. The decrease in general and administrative expense as a percentage of net revenues was due to increased operating leverage provided by higher net revenues from the Unisign and TSS acquisitions over relatively fixed general and administrative expenses. The Company was able to reduce Unisign's and TSS's general and administrative expenses through reductions in executive compensation, and in management, art, and accounting personnel.

Depreciation and amortization expense. Depreciation and amortization expense increased to $2.1 million for the three month period ended September 30, 1998 from $612,000 in 1997 due primarily to the Unisign and TSS acquisitions.

Interest expense. Interest expense increased to $2.9 million for the three month period ended 1998 from $1.4 million for the comparable period in 1997. This increase was primarily the result of additional debt incurred in connection with the financing of the Unisign and TSS acquisitions, as well as the issuance of the Senior Notes in May 1998.

Income taxes. The Company recorded a $981,000 income tax benefit for the three months ended September 30, 1998 due to losses resulting from the increase in interest expense and depreciation and amortization.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues. Net revenues increased 81.8% to $14.7 million for the nine months ended September 30, 1998 from $8.1 million for the nine months ended September 30, 1997. Most of this increase was the result of the acquisition of Unisign, completed in March 1998, and TSS, completed in June 1997. These and other acquisitions accounted for approximately $5.8 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $5.2 million for the nine month period ending September 30, 1998 from $2.6 million for the comparable period in 1997. Most of this increase was the result of the acquisition of Unisign, completed in March 1998, and TSS, completed in June 1997. Sales expense decreased as a percentage of net sales from 8.4% in the nine month period ending September 30, 1997 to 8.1% in 1998, due to increased operating leverage in the sales force. Lease expense increased as a percentage of net revenues from 13.9% in the nine month period ending September 30, 1997 to 15.5% in 1998, due to higher lease cost assumed in the TSS acquisition, reflecting the higher costs of TSS's interstate highway locations. Production expense increased as a percentage of net revenues from 9.8% in the nine month period ending September 30, 1997 to 12.1% in 1998, due to production costs associated with the shorter-term contracts assumed in the TSS and Unisign acquisitions.

General and administrative expenses. General and administrative expenses increased by 37.4% to $2.3 million for the nine month period ended September 30, 1998 from $1.7 million in 1997, but decreased as a percentage of net revenues to 15.9% from 21.1%, respectively. The decrease in general and administrative expense as a percentage of net revenues was due to increased operating leverage provided by higher net revenues from the Unisign and TSS acquisitions over relatively fixed general and administrative expenses. In addition, the Company was able to reduce Unisign's and TSS's general and administrative expenses through a reduction of executive compensation, and the elimination of the general manager and art and accounting personnel.

Depreciation and amortization expense. Depreciation and amortization expense increased to $6.1 million for the nine month period ended September 30, 1998 from $1.8 million in 1997 due primarily to the Unisign and TSS acquisitions.

Interest expense. Interest expense increased to $7.1 million for the nine month period ended September 30,1998 from $2.5 million for the comparable period in 1997. This increase was primarily the result of additional debt incurred in connection with the financing of the Unisign and TSS acquisitions, as well as the issuance of the Senior Notes in May 1998.

Income Taxes. The Company recorded a $2.3 million income tax benefit for the nine month period ended September 30, 1998 due to losses resulting from the increase in interest expense, depreciation, and amortization.

Extraordinary Loss. Effective May 20, 1998, the proceeds from the Offering were used, in part, for the early extinguishment of the outstanding debt related to the Senior Credit Facility. Accordingly, the Company recorded an extraordinary loss of $3.5 million related to the early retirement of debt ($2.1 million, net of income taxes of $1.4 million). The extraordinary loss was comprised of deferred financing fees of $3.1 million and a $400,000 unrealized loss resulting from the early extinguishment of the interest rate swap agreements used to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The fair market value to the swap agreements were not previously recognized in the financial statements since they were accounted for as a hedge. With the extinguishment of the debt, the swap agreements are no longer hedge transactions and therefore the related unrealized loss can no longer be deferred.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings and other long-term debt financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds.

On May 20, 1998, the Company successfully completed the Offering. Net proceeds to the Company, after underwriting discounts, from the Offering totaled $95.3 million.

The Company used a portion of the proceeds of the Offering to repay all borrowings and accrued interest under the Senior Credit Facility, which totaled $57.4 million, whereupon the Senior Credit Facility was terminated. The Company used the proceeds of the Offering to repay the $10.0 million loan, plus $232,000 of accrued interest, from Holdings. Additionally, in conjunction with the Offering, $16.1 million of subordinated intercompany promissory notes including accrued interest of $3.2 million thereon due to Holdings were converted into stockholder's equity.

On May 20, 1998, the Company put in place a $3.0 million credit facility used principally to fund potential obligations on outstanding letters of credit that expire May 20, 2000. The facility was terminated upon the consummation of the Credit Facility.

Net cash provided by operating activities increased to $2.4 million for the first nine months of 1998 from $1.3 million for the first nine months of 1997. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $4.7 million as of September 30, 1998, compared to working capital of $2.7 million as of December 31, 1997.

The Company entered into the Credit Facility on the close of business on September 18,1998 which was used to finance the acquisition of Western. The Credit Facility consists of a Facility A Promissory Note for $14,000,000, Facility B standby Letter of Credit for $1,250,000 in connection with the Unisign acquisition, and a Facility C Revolving Loan for $4,000,000 for working capital and general corporate purposes. The Facility A Promissory Note matures and the Facility B standby Letter of Credit and the Facility C Revolving Loan terminates on September 30, 2000. As of September 30, 1998 the Company had $2,000,000 available on the Facility C Revolving Loan.

The Credit Facility enables the Company to borrow funds at a rate equal to the alternate base rate, as defined by the Credit Facility, calculated on the number of days elapsed on the basis of a 360-day year. The Company also has the option of paying interest on loan advances at the Eurodollar Rate, as defined in the credit agreement. On September 30, 1998, the effective interest rate was 10.5% for the Facility A and Facility C.

The Credit Facility contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the Credit Facility. The Credit Facility also requires the Company to maintain certain financial ratios.

The Company was required to pay a commitment fee of $385,000 and an additional $288,750 is required if Facility A has not been repaid in full and Facility B has not been fully cash-collateralized or repaid in full by March 31, 1999. In addition, Holdings will be required to issue warrants in March 1999 to purchase 5% of its common stock at $.001 per share which warrants will be exercisable if any loans under Facility A, B and C are not repaid in full by September 30, 1999 and the letter of credit evidenced by Facility B is not fully cash-collateralized or terminated by September 30, 1999.

The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets, including all leases, permits and other intangible assets, and other collateral, as well as by a pledge from Holdings of its stock in the Company. In addition, the Company must maintain key man life insurance on the president of the Company in the aggregate amount of $2,500,000. The insurance policies are assigned to First Chicago. The Company has the right to prepay the borrowings in whole or in part, without premium or penalty, as stipulated in the Credit Facility.

On September 18, 1998, the Company acquired substantially all of the outdoor advertising assets of Western with 2,439 display faces in 19 states concentrated in Iowa, Texas, Nebraska, Missouri, Oklahoma and Kansas. The Company would classify this acquisition as a fill-in acquisition. The Company had existing operations in 11 of the 19 states served by Western. The total acquisition cost was $26.8 million. The Company borrowed $16 million under the Credit Facility to finance this acquisition.

The Company funded one year of cash interest expense under the Senior Notes with the net proceeds of the Offering. Following the disbursement of all of the funds in the escrow account in May 1999, a substantial portion of the Company's cash flow will be devoted to interest payments on the Notes. See "Unaudited Pro Forma Financial Statements" in the S-4.

The Company believes that its cash from operations, together with amounts available for borrowing under the Credit Facility, will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for at least the next several years. However, in the event these cash sources are insufficient to satisfy its cash requirements, including as a result of future acquisitions, the Company may require additional debt or equity. There can be no assurance that additional debt or equity financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to incur such additional debt under the terms of the Senior Notes.

YEAR 2000 ISSUE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based on the review of its computer systems, management does not believe there will be any material impact to the Company's financial position or results of operations. Based upon a preliminary review, the Company believes that the Year 2000 issue will not have a material impact on the operations of any of its significant suppliers.

                           PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

The Company entered into the Credit Facility with First Chicago on the close of business on September 18, 1998 which was used to finance the acquisition of Western. The Credit Facility consists of a Facility A Promissory Note for $14,000,000, Facility B standby Letter of Credit for $1,250,000 in connection with the Unisign acquisition, and a Facility C Revolving Loan for $4,000,000 for working capital and general corporate purposes. The Facility A Promissory Note matures and the Facility B Letter of Credit and the Facility C Revolving Loan terminates on September 30, 2000.

The Credit Facility enables the Company to borrow funds at a rate equal to the alternate base rate, as defined by the Credit Facility, calculated on the number of days elapsed on the basis of a 360-day year. The Company also has the option of paying interest on loan advances at the Eurodollar Rate, as defined in the credit agreement. On September 30, 1998, the effective interest rate was 10.5% for Facility A and Facility C.

      The Credit Facility contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the Credit Facility. The Credit Facility also requires the Company to maintain certain financial ratios.

      The Company was required to pay a commitment fee of $385,000 at closing and an additional $288,750 is required if Facility A has not been repaid in full and Facility B has not been fully cash- collateralized or repaid in full by March 31, 1999. In addition, Holdings will be required to issue warrants in March 1999 to purchase 5% of its common stock at $.001 per share warrants which will be exercisable if any loans under Facility A, B and C are not repaid in full by September 30, 1999 and the letter of credit evidenced by Facility B is not fully cash-collateralized or terminated by September 30, 1999.

      The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets, including all leases, permits and other intangible assets, and other collateral, as well as by a pledge from Holdings of its stock in the Company. In addition, the Company must maintain keyman life insurance on the president of the Company in the aggregate amount of $2,500,000. The insurance policies are assigned to First Chicago. The Company has the right to prepay the borrowings in whole or in part, without premium or penalty, as stipulated in the Credit Facility.

      On September 18, 1998, the Company acquired substantially all of the outdoor advertising assets of Western with 2,439 display faces in 19 states concentrated in Iowa, Texas, Nebraska, Missouri, Oklahoma and Kansas. The Company would classify this acquisition as a fill-in acquisition. The Company had existing operations in 11 of the 19 states served by Western.
The total acquisition cost was $26.8 million.

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

      A. Exhibits

            27. Financial Data Schedule

      B. No reports on Form 8K were filed for the quarter ended September 30, 1998.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tri-State Outdoor Media Group, Inc.


November 23, 1998                   /s/Sheldon G. Hurst
                                    -------------------------------------
                                    Sheldon G. Hurst
                                    Chairman and Chief Executive Officer



November 23, 1998                   /s/ William G. McLendon
                                    -------------------------------------
                                    William G. McLendon
                                    Chief Financial Officer and Treasurer
                                    (Principal Accounting Officer)