Form 10-K
period 1998-12-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 1999-04-01
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-59137

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Kansas                                481061763
      (State or other jurisdiction        I.R.S. Employer Identification No.)
    of incorporation or organization

             3416 Highway 41 South, Tifton Georgia 31793 (Address of
                     principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (800) 732-8261

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                 SECURITIES REGISTERED PURSUANT TO SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934:

                               Title of Each Class

                            11% Senior Notes Due 2008

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes |X| No |_|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 1999: $0.

      The number of shares of the registrant's Common Stock outstanding as of March 31, 1999: 200 shares.

                           1998 Annual Report on Form 10-K

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I

Item 1    Business .........................................................   1
          General Development of Business ..................................   1
          Business Strategy ................................................   3
          Inventory ........................................................   4
          Markets ..........................................................   6
          Customers ........................................................   6
          Contracts ........................................................   7
          Local Market Operations ..........................................   8
          Production .......................................................   8
          Competition Government Regulations ...............................  10
          Employees ........................................................  11
Item 2    Properties .......................................................  12
Item 3    Legal Proceedings ................................................  12
Item 4    Submission of Matters to a Vote of Security Holders ..............  12

                                       PART II

Item 5    Market for Registrant's Common Stock and Related
             Security Holder Matters .......................................  13
Item 6    Selected Financial Data ..........................................  13
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  16
Item 7A   Quantitative and Qualitative Disclosures About Market Risk .......  27
Item 8    Financial Statements .............................................  28
Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...........................  28

                                      PART III

Item 10   Directors and Executive Officers of the Registrant ...............  28
Item 11   Executive Compensation ...........................................  29
Item 12   Security Ownership of Certain Beneficial Owners and Management ...  30
Item 13   Certain Relationships and Related Transactions ...................  32

                                       PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  33

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K of Tri-State Outdoor Media Group, Inc. ("Tri-State" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phases, including references to assumptions. These statements are contained in each Part of this Annual Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward- looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and (vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      The Company is a leading highway directional outdoor advertising company. As of December 31, 1998, the Company operated 12,437 outdoor advertising displays, including 10,481 bulletins and 1,956 posters, in 29 states in the southern, eastern and central United States. Essentially all of the Company's billboards are located outside urban areas. The Company offers a full line of outdoor advertising services to its customers, including creative design, production, installation and maintenance of advertising displays. In 1998, over 95% of the Company's net revenues was generated by local businesses, including local franchisees of national chains, with no one customer accounting for as much as 2% of its net revenues.

      Highway directional billboards are usually located along interstate highways and primary and secondary roads and are used by local businesses to alert and direct motorists to the advertiser's place of business. Many of the Company's principal customers, which include motels and hotels, restaurants and gasoline retailers, depend on strategically located billboards as the only effective, cost-efficient means to reach their target customers. As a result, these advertisers will usually purchase a billboard display under long-term contracts and leave the original advertising copy in place for the duration of the contract. As of December 31, 1998, over 86% of the Company's bulletin advertising contracts had an original term of at least 18 months and 65% had an original term of at least 36 months. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs and has leveraged its sales force, resulting in higher cash flow margins.

      Since 1993, the Company has continued to pursue an aggressive acquisition strategy, completing over 27 asset acquisitions. During this period, the Company completed both "new market" and "fill-in" acquisitions. New market acquisitions are acquisitions of outdoor advertising assets not contiguous to the Company's existing markets. Fill-in acquisitions are generally acquisitions in or adjacent to the Company's existing markets that involve the purchase of outdoor advertising displays only, resulting in the elimination of virtually all personnel and related costs of the acquired businesses. On June 12, 1997, the Company acquired substantially all of the assets of Tri-State Systems, Inc. ("TSS") for a total acquisition cost of $32.0 million. In this new market acquisition, 1,838 display faces in Georgia, Alabama, Florida, Kentucky, Mississippi, South Carolina and Tennessee were acquired.

      During 1998, the Company completed 2 significant acquisitions:

      o Unisign Acquisition. On March 2, 1998, the Company acquired substantially all of the outdoor advertising assets of Unisign Corporation, Inc. and assumed certain capitalized leases for a total acquisition cost of $22.0 million. As a result of this new market acquisition, 1,421 display faces in Kentucky, West Virginia and Ohio were added to the Company's portfolio.

      o Western Acquisition. On September 18, 1998, the Company acquired substantially all of the outdoor advertising assets of Western Outdoor Advertising Co. for a total acquisition cost of $ 26.8 million. In this fill-in acquisition, the Company acquired 2,439 display faces in 19 states concentrated in Iowa, Texas, Nebraska, Missouri, Oklahoma and Kansas. The Company had existing operations in 11 of the 19 states served by Western.

      In addition to the 2 significant acquisitions discussed above, in 1998 the Company completed several smaller fill-in acquisitions totaling more than $5.3 million in total purchase price whereby the Company added 421 display faces to its inventory. Those in excess of $1 million are listed below.

                                                        Purchase
      Company               Type       Month Acquired   Price       States
      -------               ----       --------------   -----       ------
                                                        (dollars in thousands)
      John R. Leslie
      (trading as Leslie    Fill-in       July 1998     $3,006        GA
      Outdoor Advertising)

      Boone Company, Inc.   Fill-in       July 1998     $1,200        GA

      On May 20, 1998, the Company sold $100,000,000 of 11% Senior Notes due 2008 ("Senior Notes") in a Rule 144A private placement (the "Note Offering"). The Company used a total of $67.4 million of the net proceeds to repay all borrowings under the Company's then existing senior bank credit facility and a bridge note facility. The Company originally incurred these borrowings in large part to finance the TSS and Unisign acquisitions. On November 5, 1998, the Company made a registered exchange offer ("Exchange Offer") to holders of the Senior Notes sold in the Note Offering for notes having the same terms (the "Exchange Notes"). The Exchange Offer was completed on December 8, 1998.

      On September 18, 1998, the Company entered into a new $19.25 million senior secured credit facility with First National Bank of Chicago ("First Chicago"). The Company used $16.0 million under the credit facility and a portion of the remaining proceeds from the Note Offering to finance the acquisition of Western. On March 1,

1999, the Company's credit facility with First Chicago was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions, and financial covenants.

      During 1998, the Company also acquired certain assets of three small outdoor companies for the aggregate purchase price of $1.1 million.

Business Strategy

The Company's strategy is to be a leading provider of highway directional outdoor advertising to local advertisers in non-urban markets. The Company entered this segment of the outdoor advertising business because it believes that non-urban businesses have been under-served by the major outdoor advertising companies. The Company's success depends upon its ability to implement the following key elements of its strategy:

o Maximize Revenues through Rate and Occupancy Management. The Company's lease expense, which is the rent paid to land owners on which the Company's billboards are located, is generally lower for non-urban highway directional billboards. For this reason, when the Company seeks advertisers for its billboards, it can often refuse to reduce advertising rates to keep the billboards in use. The Company believes that by maintaining its advertising rates, it can maximize its revenues over the longer term.

o Emphasize 36-Month Advertising Contracts. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs and leveraged its sales force, resulting in higher cash flow margins.

o Pursue Growth through Acquisitions. The Company believes that the non-urban highway directional market remains highly fragmented, providing numerous attractive acquisition opportunities. The Company believes that it can more easily identify, acquire and successfully integrate fill-in acquisitions because it is typically a major provider of outdoor advertising services in the areas in which it operates. With the addition of new market acquisitions, the Company's potential to identify and acquire new fill-in acquisitions increases as its area of coverage expands.

o Capitalize on New Build Opportunities. The Company believes that the economics of building new advertising structures and faces compare favorably with the economics of purchasing structures through fill-in acquisitions. To develop new build opportunities, the Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets. Non-rural areas generally offer greater new build opportunities due to the higher rates of new development and changes in local zoning.

o Control Costs and Quality through Centralization of Production and Vertical Integration. The Company seeks to control production costs and maintain consistent, high quality production standards by centralizing and vertically integrating essentially all of its production services related to billboards leased under 36-month contracts, thereby reducing its use of outside contractors. The Company also uses Scotchlite, a highly reflective and long-lasting vinyl on many of its rural billboards leased under long-term contracts which eliminates the need for electric lighting and reduces maintenance on these billboards. Approximately 26% of the Company's bulletins in service at December 31, 1998 used Scotchlite on the advertising copy.

Inventory

      The Company differentiates its inventory by the type of material used on its display faces.

      o The Company's bulletins range in size from 4 feet high by 6 feet wide to 20 feet high by 80 feet wide, with the majority ranging from 12 feet high by 24 feet wide to 10 feet high by 32 feet wide. To better serve its customers on a localized basis, the Company may customize the size and pricing of its bulletins to meet their budgets. As a result, many of the Company's bulletins are smaller than the standard-sized bulletins offered by its competitors, most of which are 10 1/2feet high by 36 feet wide or 14 feet high by 48 feet wide. At December 31, 1998, approximately 65% of the Company's bulletin advertising contracts provided for bulletins made from Scotchlite or non-reflective self-adhesive vinyl attached to pre-painted plywood panels. Substantially all of this vinyl advertising copy is produced at the Company's Tifton, Georgia-facility and shipped to the site. These vinyl display faces generally last between three and five years without replacement. Most of the Company's remaining billboards are hand-painted, in most cases by outside contractors either at the Company's divisional facilities or on-site. Hand-painted signs generally last between 12 and 18 months. A small number of the Company's bulletins are made from computer-generated graphics on a single sheet of vinyl that is wrapped around the billboard structure. These single sheet vinyl faces are produced by outside contractors and are usually sold under shorter-term contracts. Because of their greater impact and higher cost, bulletins are usually located on major highways.

      o 30-Sheet Posters, the most common type of billboard in the outdoor advertising industry, are 12 feet high by 25 feet wide. Advertising copy for 30-sheet posters usually consists of lithographed or silk-screened paper sheets that are pasted and applied like wallpaper to the face of the display. All of the lithographed and silk-screened paper sheets are prepared by outside parties, but in most cases are installed on billboards by the Company's divisional personnel. Thirty-sheet posters are primarily located on major traffic arteries. All display faces originally constructed by the Company as 30-sheet posters are generally maintained as such. If a bulletin display face is unoccupied, the Company may sell it as one or two poster displays on a short-term basis, pending the procurement of a long-term contract.

      o Junior (8-Sheet) Posters are 6 feet wide by 12 feet. Displays are typically prepared and mounted in the same manner as 30-sheet posters. The Company generally seeks to resell its 8-sheet posters as bulletins as soon as it procures a long-term contract for the space.

      Display faces generally are mounted on structures owned by the Company and located on sites that are leased. The Company also owns a small number of its sites. Billboard structures are made of wood, steel and other durable materials built to withstand variable climates, have long useful lives and do not require substantial maintenance. Virtually all of the Company's new billboard structures are made of steel. The Company expects its billboard structures to last at least 20 years without significant refurbishment.

      The following tables sets forth certain information on the Company's operations in each of the states in its market areas.

                                                     As of December 31, 1998
                                                                      30-Sheet          8-Sheet Junior
State                       Display Faces        Bulletins (1)        Posters (1)          Posters (1)
-----                       -------------        -------------        -----------          -----------
Georgia                      1,849                1,809                   40                    0
Missouri                     1,188                1,188                    0                    0
Kentucky                     1,219                  789                  430                    0
Oklahoma                     1,064                1,064                    0                    0
Minnesota                      942                  486                  456                    0
Pennsylvania                   731                  480                  251                    0
Texas                          721                  721                    0                    0
New York                       686                  514                  172                    0
Iowa                           685                  685                    0                    0
Arkansas                       675                  675                    0                    0
South Carolina                 669                  285                    0                  384
Kansas                         440                  440                    0                    0
Nebraska                       390                  390                    0                    0
North Carolina                 307                  177                    0                  130
Florida                        216                  216                    0                    0
Alabama                        173                  173                    0                    0
West Virginia                  153                  116                   37                    0
Tennessee                       90                   90                    0                    0
Ohio                            68                   16                   52                    0
Illinois                        61                   61                    0                    0
South Dakota                    37                   37                    0                    0
Louisiana                       35                   35                    0                    0
Indiana                         12                    8                    4                    0
Other                           26                   26                    0                    0
                            ------               ------               ------               ------
         Total:             12,437               10,481                1,442                  514

(1) Each display face, including an unoccupied display face, is classified either as a bulletin or poster based on the last sale to an advertiser.

Markets

      The Company operates through five divisions covering particular geographic regions. Certain of the Company's divisions operate in the same states but their coverage areas do not overlap.

      The following is a summary of the markets and plants associated with each division as of December 31, 1998.

      Southeast Division. The Southeast Division, based in Tifton, Georgia provides outdoor advertising services primarily in Georgia, Florida, North Carolina, South Carolina and Alabama. As of December 31, 1998, the

Southeast Division operated 2,704 bulletins with the majority varying in size from 10 1/2 feet by 36 feet to 14 feet by 48 feet, except in North Carolina and South Carolina where the typical size is 6 feet by 12 feet, and 554 posters, including 514 8-sheet posters.

      Midwest Division. The Midwest Division, based in Baxter Springs, Kansas, currently provides outdoor advertising services primarily in Arkansas, Kansas, Louisiana, Missouri, Oklahoma and Texas. As of December 31, 1998, the Midwest Division consisted of 3,555 bulletins varying in size from 8 feet by 20 feet to 14 feet by 48 feet.

      Northcentral Division. The Northcentral Division, based in Rochester, Minnesota, currently provides outdoor advertising services primarily in southern Minnesota (including Rochester), Iowa, Nebraska and South Dakota. As of December 31, 1998, the Northcentral Division operated 2,191 bulletins, varying in size with the majority being 12 feet by 50 feet, and 456 posters including 35 8-sheet posters.

      Mid-Atlantic Division. The Mid-Atlantic Division, based in Ivel, Kentucky, primarily consists of the business acquired in the Unisign acquisition on March 2, 1998 and provides outdoor advertising services primarily in West Virginia, eastern Kentucky, Tennessee, Illinois and southern Ohio. As of December 31, 1998, the Mid-Atlantic Division operated 1,040 bulletins, with the majority varying in size from 12 feet high by 24 feet wide to 20 feet high by 60 feet wide and 469 30-sheet posters.

      Northeast Division. The Northeast Division, based in Jamestown, New York, provides outdoor advertising services in western New York, northwestern Pennsylvania and Youngstown, Ohio. As of December 31, 1998, the Northeast Division operated 991 bulletins, with the majority varying in size from 6 feet wide by 12 feet high to 14 feet high by 48 feet wide, and 477 posters including 39 8-sheet posters.

Customers

      For the year ended December 31, 1998, over 95% of the Company's net revenues were generated by local business, including local franchisees of national chains. The Company believes that its customer base of local advertisers offers several advantages over a more national customer base. In the case of local advertisers, the Company is more likely to deal directly with the customer without an advertising agency acting as an intermediary. The Company is also more likely to develop a long-term working relationship with a local advertiser which the Company believes gives it greater influence over the advertiser's purchasing decisions and helps it obtain contract renewals from the advertiser.

      Tobacco revenues have historically accounted for a significantly lower portion of the Company's outdoor advertising revenues than for the outdoor advertising industry as a whole. Tobacco advertisers have typically accounted for less than 2% of the Company's annual net revenues compared with an estimated 7% for the outdoor advertising industry as a whole in 1998, as reported by Competitive Media Reporting and Publishers Information Bureau Inc. Thus, the reduction by tobacco companies in their expenditures for outdoor advertising has had a less dramatic effect on the Company's inventories than on the outdoor advertising industry as a whole. See "Governmental Regulation".

      The Company's customers are engaged in a wide range of businesses, as shown in the following table which sets forth an estimated breakdown of the businesses in which the Company's customers were engaged for the year ended December 31, 1998.

                                                               Percentage of
                                                               Net
                                                               Revenues for
                                                               Year Ended
                                                               December 31, 1998
Hotels and Motels .............................................            25.2%
Restaurants ...................................................            22.5%
Retail ........................................................            12.4%
Automotive ....................................................            10.4%
Gasoline Retailers and Other Services .........................             8.3%
Entertainment/Sports ..........................................             3.2%
Hospitals .....................................................             2.9%
Financial
Institutions ..................................................             2.1%
Tobacco .......................................................             0.2%
All other .....................................................            12.8%
                                                                          -----
     Total ....................................................             100%
                                                                          -----

Contracts

      The Company emphasizes the use of advertising contracts with a term of 36 months. The Company believes that such contracts provide considerable stability with respect to both occupancy and advertising rates. Long-term contracts increase the predictability of net revenues and allow sales personnel time to devote greater attention to servicing their accounts and generating new customers. The Company believes that once its customers enter into 36-month contracts they tend to view their outdoor advertising expenses as a routine cost of doing business. As a result, the Company believes that such customers are more likely to renew their contracts.

      To encourage customers to sign 36-month contracts, the Company charges advertisers a lower monthly rate for 36-month contracts than that for shorter-term contracts. The Company also provides incentives to its sales force to sell longer-term contracts by currently paying commissions applicable to revenues for the entire term of the advertising contract.

      As of December 31, 1998, the future contract revenues associated with occupied bulletins was $29.3 million, of which $16.2 million is expected to be billed in 1999. Since posters are sold under short-term contracts, net revenues from poster contracts are not included in future contract revenue amounts.

Local Market Operations

      The Company conducts its sales, marketing and site leasing operations through its five regional division offices, consistent with management's belief that decentralization of these operations is most responsive to local market demands while providing greater incentive to its regional employees. Each division has a general manager who oversees regional leasing and creative design and a sales manager. In addition, each division has limited facilities for the production of outdoor advertising. (See"--Production"). Management believes that by relying on regional personnel to study and assess local market conditions and to procure new site leases, it is better able to respond to changes in advertiser demand.

      The decentralized approach is complemented by the Company's centralized administration and oversight that includes direct management of each division's sales, accounting and strategic planning. Division general managers report directly to the President. Division sales managers report directly to the Director of Marketing.

      Management encourages its sales force to maintain a hands-on approach to marketing within their local business communities. This mandates substantial customer and business contact, evaluation of sites and potential site locations, and an understanding of the prevailing business community. Since most small communities lack exposure to sophisticated advertising agencies, the Company satisfies this need with its design and production staff.

Production

      The Company has internal production facilities and staff to perform a full range of activities required to construct and install outdoor advertising structures and display faces, to develop, create and install outdoor advertising and to maintain its outdoor advertising properties.

      Production work for display faces includes creating the advertising copy design and layout, painting the design or coordinating its printing, and installing the designs on display faces. The Company produces substantially all advertising on its bulletin display faces, especially since local advertisers generally are not represented by advertising agencies.

      The Company's bulletin display faces are panels to which advertising copy is attached. Bulletin display faces will be one of three types depending upon the length of the advertising contract: self-adhesive vinyl, hand-painted or vinyl wrap.

      Self-adhesive vinyl bulletins consist of vinyl letters and other advertising copy that contain an adhesive backing placed on pre-painted, roller-coated plywood sheets that are hung on the outdoor advertising structure. Where no illumination source exists on a structure, the self-adhesive vinyl copy may be coated with Scotchlite, which causes the advertising copy to be illuminated brightly by the headlights of passing vehicles. Self-adhesive vinyl bulletins are generally sold under contracts with a term of at least 36 months.

      Hand-painted bulletins contain advertising copy hand-painted on plywood sheets by an outside contractor either on-site or in-house at a Company facility. Hand-painted bulletins are generally sold under contracts with a term of 12 to 18 months.

      Vinyl wraps consist of vinyl sheets painted with computer-generated graphics or hand painted copy that is wrapped around rectangular plywood sheets attached to the outdoor advertising structure. Vinyl wraps are produced by outside contractors and are sold under short-term contracts.

      The Company also utilizes poster faces which are lithographed or silk-screened paper sheets produced by outside contractors pasted to the display face.

      The Company has facilities for the construction of new outdoor advertising structures in Baxter Springs, Kansas and Tifton, Georgia. During 1998, the Company phased out the production of display faces at the Baxter Springs, Kansas facility and consolidated its production facilities in Tifton, Georgia. The Company's new billboard structures have generally been constructed by outside contractors; however, the Company has increased its capability to build these structures by adding construction personnel at its Tifton facility.

      The Company believes it has adequate capacity to meet the needs of its advertising production.

Competition

      In most cases, the Company is a leading provider of outdoor advertising in the areas in which it operates. Most of the Company's customers are local businesses purchasing highway directional billboards under long-term contracts. The Company competes for these customers primarily with other outdoor advertising companies in the area, highway logo sign operators and companies that install commercial signs on an advertiser's property. To a lesser extent, the Company also competes with a number of other local competitors, including local newspapers, direct mail and other print media, as well as radio and television, especially in cases where the local advertiser seeks to attract local residents to its business. In competing for local highway directional advertisers, price, location and availability are important factors, as are service and customer relationships.

      The Company competes for non-highway directional customers principally through the sale of space on its posters. The Company competes for these customers against a full range of competitors, primarily including other outdoor advertisers, print media, radio and television, as well as a variety of other "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters, supermarkets and buses.

      Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers from particular geographic areas. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to target a particular geographic area.

      The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as small local companies operating a limited number of structures in a single or a few local markets. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc., Chancellor Media Corp. and Lamar Advertising Co., each of which has a larger national network and greater resources than the Company. The Company believes that its emphasis on local highway directional advertisers and its position as a major provider of advertising services in each of the areas in which it operates enable it to compete effectively with the other outdoor media operators, as well as other media. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

Government Regulations

      The outdoor advertising industry is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever government authorities require legally erected and maintained billboards to be removed from federally-aided highways.

      All the states in which the Company operates require the owner of a billboard to obtain a state or local permit before erecting the structure. All the states have implemented regulations at least as restrictive as the Highway Beautification Act, including limitations on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. In addition, a number of states and localities, including all the principal states in which the Company operates, have passed additional and more restrictive regulations, often in the form of municipal building, sign or zoning ordinances, on the construction, repair, upgrading, height, lighting, size and location of, and, in some instances, content of, advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. For instance, Maine, Vermont, Hawaii and Alaska ban billboards on a state-wide basis. Common restrictions in the states in which the Company operates generally include requirements that billboards be at least 500 feet apart.

      Most outdoor advertisers, including the Company, operate a significant number of billboards that do not conform with current state or local regulations governing the height, size or location of billboards. A non-conforming billboard is one that was lawfully erected; but due to either a change in zoning laws or the enactment of zoning laws where none previously existed, the billboard is no longer in compliance. However, the owner of a non-conforming billboard is still legally permitted to own, operate and maintain the billboard for the rest of its life. Typically, most laws provide that in the event a non-conforming billboard is damaged, including damage caused by natural events such as tornados or hurricanes, the owner is not permitted to repair the structure if either the cost of doing so exceeds 50% of the cost of building a new billboard structure or the physical damage to the structure exceeds 50% of the structure. In recent years, the number of non-conforming billboards lost by the Company in this fashion has been nominal. An outdoor advertising company that holds a permit for a non-conforming structure has the exclusive right to maintain and operate that structure, and is free to transfer the permit to another owner.

      From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

      In various jurisdictions and more typically in some urban metropolitan areas, ordinances authorizing the amortization of billboards have been adopted. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and courts have reached differing conclusions as to the constitutionality of these regulations. Currently, none of the Company's existing inventory is subject to any amortization ordinance.

      In November 1998, 46 states and five territories agreed to accept a $206 billion settlement with the tobacco industry over public health costs connected with smoking. In this settlement tobacco companies, including Philip Morris Co., R.J. Reynolds Tobacco Co., a unit of RJR Nabisco Holdings Corp., Brown & Williamson Tobacco Corp., a unit of London-based British American Tobacco PLC and Lorillard Inc., a unit of Loews Corp and the Liggett Group unit of Brooke Group Ltd., agreed to restrictions on tobacco advertising and promotions among other provisions. In addition, the states of Mississippi, Florida, Texas and Minnesota previously entered into separate settlements of litigation with the tobacco industry. None of these settlements is conditioned on federal government approval and each bans all outdoor advertising of tobacco products by the tobacco companies.

      According to the Outdoor Advertising Association of America, Inc. ("OAAA"), tobacco product advertising accounted for approximately 7.0% of all outdoor billboard advertising revenues for 1998, compared to 7.3% for 1997, 8.0% for 1996 and 8.3% for 1995. The Company's tobacco advertising revenues for 1998 were less than 0.5% of its net annual advertising revenues. The pending elimination of billboard advertising by the tobacco industry due to the settlements will immediately increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a lowering of rates throughout the outdoor advertising industry or limit the ability of industry participants to increase rates for some period of time. If the industry is unable to replace the lost revenues from the elimination of outdoor advertising of tobacco products, the change could have a material adverse effect on the Company by forcing it to lower advertising rates or by inhibiting the Company from increasing advertising rates as a result of increased competition. See "Management's Discussion and Analysis".

      As a result of the pending elimination of outdoor advertising of tobacco products, the Company may suffer reduced revenues due to an anticipated surplus of inventory and price competition. See "Factors Affecting Future Operating Results".

      The outdoor advertising industry is heavily regulated and, at various times and in various markets, the Company can expect to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment has not adversely impacted the Company's business, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company at some time in the future.

Employees

      At December 31, 1998, the Company employed 171 people, of whom 57 people were primarily engaged in sales and marketing, 84 people were engaged in painting, bill posting and construction and maintenance of displays, and the balance were employed in executive, financial, administrative and similar capacities. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

      The Company conducts its operations at the facilities set forth below:

                                                               Square    Leased/
Location                Use                                    Footage   Owned
--------                ---                                    -------   -----

Tifton, Georgia         Office; billboard structure             45,000   Owned
                           construction; full
                           display face production
Baxter Springs, Kansas  Office; billboard structure             14,000   Owned
                          construction; limited display
                           face production
Jamestown, New York     Office; limited display face             5,000  Leased
                           production
Rochester, Minnesota    Office; limited display face             8,000  Leased
                           production
Ivel, Kentucky          Office; limited display face             5,000  Leased
                           production

      As part of the Western acquisition, the Company also acquired Western's headquarters in Omaha, Nebraska, which Western initially used for offices and production of display faces. The Company subsequently sold the Omaha property on March 23, 1999.

      In addition, as of December 31, 1998, the Company owned 31 parcels of real property that serve or may serve as the sites for outdoor displays. The Company's remaining 8,894 advertising display sites are leased. The Company's site leases are for varying terms ranging from month-to-month, year-to-year or longer, and many provide for renewal options. Approximately 31% of these leases will expire prior to the end of 1999. Historically, the Company has had no difficulty renewing these leases. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions. Through the use of double-sided structures and multiple displays on individual structures or individual sites, the Company averages approximately 1.5 display faces for every site it owns or leases.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in litigation from time to time in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      In May 1998, the Company issued the Senior Notes. The Company believes the sale of the Senior Notes qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the manner of offering (a negotiated sale to a limited number of "qualified institutional buyers" as defined in Rule 501 under the Securities Act) and a buyer's financial status, investment experience and investment intent, as represented to the Company. On December 8, 1998, the Company completed the Exchange Offer of Senior Notes for a like amount of Exchange Notes which have been registered under the Securities Act pursuant to a registration statement (the Senior Notes together with the Exchange Notes are collectively referred to hereinafter as the "Senior Notes").

      As of December 31, 1998, no established public market exists for the Company's common stock. There is one holder of the Company's common stock, SGH Holdings, Inc. ("Holdings"). The Company's common stock has not been registered with the U.S. Securities Exchange Commission or other regulatory authority.

      The Company's Senior Notes and secured bank credit facility both contain covenants restricting the payments of dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below for and as of the end of each of the years in the five year period ended December 31, 1998, are derived from the audited financial statements of the Company. The financial statements of the Company as of and for the years ended December 31, 1997 and 1998 have been audited by McGladrey & Pullen, LLP, independent auditors, as stated in their report which is included elsewhere herein. The financial statements of the Company as of and for the years ended December 31, 1995 and 1996 have been audited by McGrail Merkel Quinn & Associates, independent auditors, as stated in their report, included herein for December 31, 1996 and not included herein for December 31, 1995. The financial statements of the Company as of and for the year ended December 31, 1994 are unaudited. The data presented below should be read in conjunction with the audited financial statements and notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA:


                                                             Years Ended December 31,
                                        -----------------------------------------------------------------
                                       (unaudited)
                                          1994(1)      1995(1)        1996         1997(1)         1998
                                        ---------     ---------     ---------     ---------     ---------
                                                   (dollars in thousands, except per share amounts)
Statement of Operations Data:

      Net revenues                      $   4,096     $   7,892     $   8,021     $  11,831     $  20,958
                                        ---------     ---------     ---------     ---------     ---------
      Operating expenses:
       Direct operating expenses            1,021         2,315         2,427         3,817         7,405
       General and administrative           1,230         1,934         2,345         2,417         3,389
       Depreciation and
       Amortization                         1,429         2,713         2,648         4,699         9,958
                                        ---------     ---------     ---------     ---------     ---------
      Total operating expenses              3,680         6,962         7,420        10,933        20,752
                                        ---------     ---------     ---------     ---------     ---------
      Operating income                        416           930           601           898           206
      Gain (loss) on sale of assets            --         1,334           443          (143)
      Interest expense                       (880)       (2,094)       (1,941)       (4,200)      (10,417)
      Other income (expense)                 (164)         (153)            2            --           369
                                        ---------     ---------     ---------     ---------     ---------
      Income (loss) before
      income tax benefit                     (628)           17          (895)       (3,445)       (9,842)
      Income tax benefit                       --             8           324         1,424         2,274
                                        ---------     ---------     ---------     ---------     ---------
      Income (loss) before
      extraordinary item                $    (628)    $      25     $    (571)    $  (2,021)    $  (7,568)
                                        =========     =========     =========     =========     =========

      Basic income (loss) from
      continuing operations per share   $  (3,140)    $     125     $  (2,855)    $ (10,105)    $ (37,840)
                                        =========     =========     =========     =========     =========

Other Data:

      EBITDA(2)                         $   1,845     $   3,643     $   3,249     $   5,597     $  10,164

      EBITDA margin(2)                       45.0%         46.2%         40.5%         47.3%         48.5%

      Cash flows from
      operating activities              $    (170)    $   1,245     $   1,476     $   1,810     $    (526)

      Cash flows from
      investing activities                   (616)       (2,343)        1,165       (37,305)      (64,531)

      Cash flows from
      financing activities                   (508)        1,132        (2,582)       35,494        64,998

      Capital expenditures                  1,301         1,083         1,655         2,334         8,093

      Ratio of earnings to
      fixed charges(3)                                     l.0x

      Number of displays(4)

Bulletins                                   3,570         3,815         3,975         6,106        10,481

      Posters                               1,778         1,623         1,461         1,432         1,956
                                        ---------     ---------     ---------     ---------     ---------


            Total displays                  5,348         5,438         5,436         7,538        12,437
                                        =========     =========     =========     =========     =========

Balance Sheet Data:

      Cash and cash equivalents         $      39            74     $     133     $     132     $      73
      Working capital (deficit)              (879)       (2,057)         (195)        2,733         4,180
      Total assets                         17,579        19,214        17,128        54,106       121,496
      Total debt (including current
      maturities)                          19,724        19,798        19,474        57,998       116,241
      Stockholder's equity
      (deficiency)>                        (3,268)       (3,194)       (2,863)       (4,884)        1,600

---------------
(1) The Company has made acquisitions in 1997 and 1998 which affect the comparability of the information contained herein.

(2) "EBITDA" is defined as operating income before depreciation and amortization. EBITDA represents a measure that management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income as an indicator of the Company's operating performance or to net cash provided by (used in) operating activities as a measure of its liquidity. EBITDA margin is EBITDA stated as a percentage of net revenues.

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred debt issuance costs) and the portion of rental expense that is deemed representative of the interest factor. Earnings were insufficient to cover fixed charges by $628,000 in 1994, $895,000 in 1996, $3.4 million in 1997, and $9.8 million in 1998.

(4) All display faces, including unoccupied display faces, are classified based on the last sale to an advertiser as either a bulletin or poster. For 1995, the table does not reflect display faces located in and around Watertown, New York that were acquired in November 1995 and disposed of in January 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations of the Company for the three years ended December 31, 1998 and financial condition at December 31, 1998 should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere herein.

General

      The Company was formed in 1986, and since then net revenues and EBITDA have grown primarily through the acquisition of outdoor advertising businesses and individual display faces in specific markets and the construction of new display faces in existing markets.

      Net revenues are a function of the number of display faces operated by the Company, the occupancy levels of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales efforts on selling 36-month contracts to maximize both the occupancy of its display inventory and its sales force efficiency. The Company believes that it has opportunities to improve its occupancy levels and rates for a number of reasons, including the recent expansion of the Company's sales force, benefits derived from the application of the Company's existing incentive compensation-based sales strategy in its newly acquired operations and general economic conditions in its new markets. Operating results are affected by general economic conditions, as well as trends in the advertising industry.

      The Company's net revenues are gross revenues net of withheld commissions retained by advertising agencies that contract for the use of advertising displays on behalf of their advertisers and other miscellaneous credits. Agency commissions are typically 15% of gross revenues per contract. The Company enters into agreements with advertising agencies on a customer-by-customer basis. Because of the Company's reliance on local advertisers, many of which do not employ agencies, the Company believes that it depends less on the placement of advertising through agencies than most other major outdoor advertising companies and that its agency commission levels are lower than industry averages. In 1998, direct sales to local advertisers represented over 95% of the Company's net revenues.

      Direct operating expenses consist of sales, production and lease expense. Selling expense primarily consists of compensation to the Company's sales force, travel and entertainment related to sales, and outside commissions other than to advertising agencies. Commissions to the Company's sales force are based on the total advertising contract value and are paid upon contract receipt. The total advertising contract value is the monthly billing multiplied by the number of months in the contract. Production expense mainly consists of illumination expense, maintenance of billboard structures, the cost of purchasing and applying poster advertisements and the cost of producing display faces for shorter term contracts. The cost of producing advertising display faces for longer-term contracts is capitalized and depreciated over the life of the contract. The Company believes that its illumination expense is generally lower than industry averages because it produces a significant number of bulletins (26% of the Company's bulletins as of December 31, 1998) using Scotchlite, which requires no illumination and many of the remaining displays are not illuminated. The Company's illumination expense was 3.2% of net revenues in 1997 and 3.7% in 1998. Lease expense consists mainly of rental payments to owners of the land underlying billboard structures. Lease costs are generally lower in the non-urban segment of the outdoor advertising market because landlords in rural areas generally have fewer alternative uses for their properties, many of which are located in agricultural areas. The Company's site lease expense was 13.8% of net revenues in 1997 and 14.3% in 1998.

      General and administrative expenses include salaries, bonuses and other compensation, permit fees, utilities, supplies, professional fees, rent for its executive offices and facilities and travel.

Acquisitions

      The Company's display faces grew from 2,556 faces at December 31, 1993 to 12,437 faces at December 31, 1998 primarily as a result of acquisitions. The Company's acquisitions can be classified into two categories: new market acquisitions and fill-in acquisitions. New market acquisitions are acquisitions outside of the Company's then existing markets, while fill-in acquisitions are generally small acquisitions in the Company's existing markets that involve the purchase of advertising displays only, resulting in the elimination of all personnel and related costs. From January 1, 1996 to December 31, 1998, the Company completed two new market acquisitions, TSS and Unisign, and nine fill-in acquisitions, including Western. Western, although a significant acquisition, was treated as a fill-in acquisition with faces incorporated into the Company's existing Midwest and Northcentral Divisions.

      The Company achieves operating leverage through both new market and fill-in acquisitions by spreading acquired contract revenues over relatively fixed general and administrative costs. With new market acquisitions, the Company eliminates duplicative management personnel, thereby reducing compensation expense, and generally integrates the art and accounting functions into the Company's existing structure. The Company is able to capitalize on the efficiencies resulting from its acquisitions. The Company's corporate office, established in 1995, provides the billing and collection functions for all of the Company's divisions, as well as cash management, payable functions and strategic marketing directions. In the TSS acquisition, the Company was able to reduce certain annual executive costs, including approximately $259,000 of chief executive officer compensation and directors' fees. Similarly, annual cost savings realized through the integration of the Unisign business included $297,000 from the elimination of prior management's compensation and $77,000 from eliminating Unisign's accounting functions and realigning general and administrative personnel (including the elimination of local artists). In conjunction with the Western acquisition, the annual cost savings expected to be realized through the integration of the Western business includes $70,000 from the elimination of prior management's compensation, $183,000 from eliminating accounting, artists and other clerical functions and $30,000 of facility costs. In response to the growth through acquisitions and in anticipation of future growth, the Company created a new position of Director of Marketing and hired additional accounting and clerical personnel in the corporate office in Tifton. The estimated annual cost of these additional personnel is $215,000.

      In addition to growth through acquisitions, the Company seeks opportunities for growth through the development of newly built outdoor advertising structures. The Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets so as to develop new build opportunities. The Company built 102 structures and 294 display faces in 1998. The Company's decision to develop these leases is driven by the economic impact of building new sites versus the acquisition of existing outdoor advertising displays. If management believes that there is excess inventory in a market, the Company will continue to acquire structures and maximize rate and occupancy levels in order to bring up overall rates in the market before developing its own site leases. Management will only build new structures in markets where the economics of building a new structure compares favorably to purchasing structures through fill-in acquisitions.

      As the Company continues to penetrate local advertising markets, the Company can enhance revenue growth rates through the control of a meaningful amount of local inventory and the ability to offer advertisers an expanded network buy. The Company's policy is to enter into asset purchase agreements under which the Company will acquire the structures and faces of a company, obtain a non-compete agreement from the sellers, and take on no additional operations. The Company is able to integrate the new billboards into its infrastructure spreading its fixed cost base over a larger amount of billboards and to further leverage its sales force within the local market.

Product Mix; Regional Operations

      The following table sets forth information on the bulletins and posters operated by each of the Company's divisions at the dates indicated. The Company did not acquire its Mid-Atlantic Division until March 1998.

                                          December 31,
                         ---------------------------------------------

                          1996                1997               1998
                          ----                ----               ----
Divisions        Bulletins  Posters  Bulletins   Posters  Bulletins  Posters
---------        ---------  -------  ---------   -------  ---------  -------
Southeast             312      533    2,362(1)      519    2,704      554
Midwest             2,284       --    2,308          --    3,555       --
Northcentral          476      485      513         463    2,191      456
Mid-Atlantic (2)       --       --       --          --    1,040      469
Northeast             903      443      923         450      991      477
                   ------   ------   ------      ------   ------   ------
Total               3,975    1,461    6,106       1,432   10,481    1,956
                   ------   ------   ------      ------   ------   ------


(1) Increase reflects primarily the TSS acquisition.

(2) Reflects the acquisition of Unisign.

      The Company derived over 72% , 75% and 81% of its net revenues from the sale of advertising on bulletins in 1996, 1997 and 1998, respectively, and the balance from the sale of advertising on posters. Because of this large percentage of bulletin revenues and the long-term nature of its bulletin contracts, the Company's net revenues have experienced little seasonality, historically varying less than 2% per quarter. However, poster revenues are typically lower during the first quarter, reflecting seasonal patterns in advertising spending.

      The Company emphasizes the sale of long-term (36-month) contracts for its bulletins. In the Northeast and Midwest Divisions which have been operated by current management for 5 years or more, over 80% of all bulletin advertising contracts in effect on December 31, 1998 had an original term of at least 36 months. Because of the acquisition of the shorter-term contracts of TSS and Unisign, at December 31, 1998 approximately 65% of the Company's bulletin advertising contracts had an original term of 36 months or more. As the advertising contracts assumed by the Company in the TSS and Unisign acquisitions expire, the Company is seeking to sell 36-month contracts for these bulletins. As a result, the Company believes that the percentage of bulletins subject to 36-month contracts will increase over time in these markets.

      The average monthly rate per display varies in each region in which the Company operates, primarily as a result of the average size and location of displays in each division. In the Midwest and Northeast Divisions, the majority vary in size from 6 feet high by 12 feet wide to 14 feet high by 48 feet wide. In addition, the Company's displays in these divisions are located primarily along secondary roads, rather than along interstate highways or primary roads. Both the smaller size and location of the signs result in lower rates. In the Northcentral Division, the Company's displays are substantially larger and are located along primary roads and interstate highways. The average rates for displays in this division are the highest of all the Company's divisions. In the Southeast Division, the average display size increased as result of the TSS acquisition. In addition, the TSS displays were located to a greater extent along interstate highways. The TSS acquisition resulted in higher average rates in the Southeast division.

Results of Operations

      The following table sets forth the specified components of expense for the Company expressed as a percentage of net revenues for the last three years.

                                               Year Ended December 31,
                                              -------------------------
                                               1996      1997      1998
                                              -----     -----     -----
Net revenues                                  100.0%    100.0%    100.0%
Direct operating expenses                      30.3      32.3      35.3
General and administrative                     29.2      20.4      16.2
Depreciation and
  amortization                                 33.0      39.7      47.5
                                              -----     -----     -----
      Total operating
        expenses                               92.5      92.4      99.0
                                              -----     -----     -----
Operating income                                7.5       7.6       1.0
                                              -----     -----     -----
Interest expense                              (24.2)    (35.5)    (49.7)

Other income (expense)                          5.5      (1.2)      1.8
                                              -----     -----     -----

      Total other income
        (expense)                             (18.7)    (36.7)    (47.9)
                                              -----     -----     -----
Income (loss) before income
  tax benefit                                 (11.2)    (29.1)    (46.9)

Income tax benefit                              4.1      12.0      10.8
                                              -----     -----     -----
Net income (loss) before extraordinary loss
 on early extinguishment of debt               (7.1)%   (17.1)%   (36.1)%
                                              =====     =====     =====
Other Data:
EBITDA                                         40.5%     47.3%     48.5%
                                              =====     =====     =====

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

      Net revenues. Net revenues increased 77.1% to $21.0 million for the year ended December 31, 1998 from $11.8 million for the year ended December 31, 1997. Most of this increase was the result of the acquisition of Western, completed in September 1998, Unisign, completed in March 1998, and TSS, completed in June 1997. These acquisitions accounted for approximately $8.6 million of the period-to-period revenue growth.

      Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $7.4 million for the year ending December 31, 1998 from $3.8 for the comparable period in 1997. Most of this increase was the result of the acquisition of Western, completed in September 1998, Unisign, completed in March 1998, and TSS, completed in June 1997. Sales expense decreased as a percentage of net sales from 8.2% in the year ending December 31, 1997 to 8.1% in 1998, due to increased operating leverage in the sales force. Site lease expense increased as a percentage of net revenues from 13.8% in the year ending December 31, 1997 to 14.3% in 1998, due to higher lease cost assumed in the TSS acquisition, reflecting the higher costs of TSS' interstate highway locations. Production expense increased as a percentage of net revenues from 10.0% in the year ending December 31, 1997 to 12.2% in 1998, due to production costs associated with the shorter-term contracts assumed in the TSS and Unisign acquisitions.

      General and administrative expenses. General and administrative expenses increased by 40.2% to $3.4 million for the year ending December 31, 1998 from $2.4 million in 1997, but decreased as a percentage of net revenues to 16.2% from 20.4%, respectively. The decrease in general and administrative expense as a percentage of net revenues was due to increased operating leverage provided by higher net revenues from the Western, Unisign and TSS acquisitions over relatively fixed general and administrative expenses. In addition, the Company was able to reduce Unisign's and TSS' general and administrative expenses through a reduction of executive compensation, and the elimination of the general manager and art and accounting personnel.

      Depreciation and amortization expense. Depreciation and amortization expense increased to $10.0 million for the year ending December 31, 1998 from $4.7 million in 1997 due primarily to the Western, Unisign and TSS acquisitions.

      Interest expense. Interest expense increased to $9.9 million for the year ending December 31, 1998 from $4.2 million for the comparable period in 1997. This increase was primarily the result of additional debt incurred in connection with the financing of the Western, Unisign and TSS acquisitions.

      Income taxes. The Company recorded a $3.4 million income tax benefit for the year ending December 31, 1998 resulting from the increase in interest expense, depreciation, and amortization, and write-off of finance and loan costs on early extinguishment of debt.

      Extraordinary Loss. Effective May 20, 1998, the proceeds from the Senior Notes were used for the early extinguishment of the outstanding debt related to the prior credit facility. Accordingly, the Company recorded an extraordinary loss of $3.5 million related to the early retirement of debt ($2.1 million, net of income taxes of $1.4 million). The extraordinary loss was comprised of deferred financing fees of $3.1 million and a $400,000 unrealized loss resulting from the early extinguishment of the interest rate swap agreements used to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The fair market value to the swap agreements were not previously recognized in the financial statements since they were accounted for as a hedge. With the extinguishment of the debt, the swap agreements were no longer hedge transactions and therefore the related unrealized loss can no longer be deferred. In September 1998, these agreements were settled in full.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

      Net revenues. Net revenues increased 47.5% to $11.8 million for the year ended December 31, 1997 from $8.0 million for the year ended December 31, 1996. Most of this increase was the result of the acquisition of TSS, completed in June 1997. This acquisition accounted for approximately $3.4 million of the year-over-year revenue growth.

      Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $3.8 million for 1997 from $2.4 million for the prior year. Most of this increase was the result of the TSS acquisition. Sales expense decreased as a percentage of net revenues to 8.2% in 1997 from 8.9% in 1996, due to increased operating leverage in the sales force and minimal selling expense required for acquired contracts until they are resold. Site lease expense increased as a percentage of net revenues to 13.8% in 1997 from 12.6% in 1996, due to higher lease costs assumed in the TSS acquisition, reflecting the higher costs of TSS's interstate highway locations. Production expense increased as a percentage of net revenues to 10.0% in 1997 from 8.6% in 1996, due to production costs associated with the shorter-term contracts assumed in the TSS acquisition.

      General and administrative expenses. General and administrative expenses increased slightly to $2.4 million for 1997 from $2.3 million for 1996, but decreased sharply as a percentage of net revenues. The increase in administrative expenses was accounted for by a one-time expense of $250,000 relating to the relocation of the Company's personnel and offices to Tifton, Georgia. However, the overall decrease in general and administrative expenses as a percentage of net revenues was due to increased operating leverage provided by higher net revenues from the TSS acquisition over relatively fixed general and administrative expenses. In addition, the Company was able to reduce TSS' general and administrative expenses through a reduction of executive compensation and directors' fees, and the elimination of the general manager and accounting personnel.

      Depreciation and amortization expense. Depreciation and amortization expense increased to $4.7 million for 1997 from $2.6 million for 1996, due primarily to the TSS acquisition. Depreciation and amortization as a percentage of net revenues increased from 1996 to 1997 as a result of amortization related to the intangible assets acquired in the TSS acquisition.

      Interest expense. Interest expense increased to $4.2 million for 1997 from $1.9 million for 1996. This increase was the result of additional debt incurred in connection with the financing of the TSS acquisition.

      Income taxes. The Company recorded a $1.4 million income tax benefit for 1997 due to losses resulting from increased interest expense and depreciation and amortization.

Liquidity and Capital Resources

      The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings and other long-term debt financings and sales of assets. Its acquisitions have been financed primarily with borrowed funds.

      The Company financed its acquisition activity in 1994 through the combination of a $16.5 million credit facility (the "Original Credit Facility) with First Chicago, as agent for a syndicate of lenders, and an equity and subordinated debt investment of $3.9 million from Mesirow Capital Partners VI ("Mesirow VI").

      In June 1997, the Original Credit Facility was amended and restated to increase the available credit to $45.0 million (the "Restated Credit Facility"). The Restated Credit Facility, together with an additional equity and subordinated debt investment of $9.0 million from Mesirow VI and Mesirow Capital Partners VII ("Mesirow VII") (Mesirow VI and Mesirow VII are hereunder collectively referred to as "Mesirow") were used to finance the TSS acquisition.

      In February 1998, the Restated Credit Facility was amended and restated in order to increase the available credit to $62.5 million (the "Senior Credit Facility"). Borrowings under the Senior Credit Facility, together with the proceeds of the Bridge Notes ($10.0 million) loaned by Holdings were used to finance the Unisign acquisition. A portion of the proceeds of the Senior Notes was used to repay all borrowings and accrued interest under the Senior Credit Facility which totaled $57.4 million at the time of repayment whereupon the Senior Credit Facility was terminated. A portion of the proceeds of the Senior Notes was used repay the Bridge Notes, including $232,000 of accrued interest. The Senior Credit Facility bore interest at rates specified in the agreement (with an aggregate effective interest rate at December 31, 1997 of 9.125%), was collateralized by substantially all of the assets of the Company, as well as by a pledge from Holdings of the Company's common stock, required the maintenance of certain financial covenants and matured in varying amounts through March 2006. The subordinated intercompany promissory notes payable to Holdings bore interest at rates ranging from 12% to 15% and were due and payable during 2003 and 2005. The $10.0 million loan from Holdings (which was made by Holdings on

March 2, 1998 with the proceeds of the Bridge Notes) bore interest at LIBOR plus 4.75% (10.4% at March 2, 1998) and was due on demand.

      In May 1998 the Company put in place a $3.0 million credit facility with First Chicago used principally to fund potential obligations on outstanding letters of credit. The facility was secured by certificates of deposit. This facility was terminated when the Company entered into the New Facility (as defined below).

      On September 18, 1998, the Company entered into a new $19.25 million senior secured credit facility (the "New Facility") with First Chicago. The Company used $16.0 million under the New Facility and a portion of the remaining proceeds from the Company's Note Offering to finance the $28.0 million acquisition of Western. On March 1, 1999, the New Facility was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions, and financial covenants.

      Net cash provided by operating activities decreased to ($.5) million for 1998 from $1.8 million for 1997 and increased to $1.8 million for 1997 from $1.5 million for 1996. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital of $4.2 million as of December 31, 1998, working capital of $2.7 million as of December 31, 1997 and a deficit of $195,000 as of December 31, 1996.

      For the year ended December 31, 1998, the Company's net cash used in investing activities of $64.5 million included $52.6 million used for acquisitions, primarily Western and Unisign, and $8 million of capital expenditures. The Company's net cash used in investing activities of $37.3 million for the year ended December 31, 1997 included cash used for acquisitions of $34.8 million and capital expenditures of $2.3 million.

      For the year ended December 31, 1998, $65 million was provided by financing activities, primarily as a result of the offering of the Senior Notes net of repayment under existing credit facilities. For the year ended December 31, 1997, $35.5 million was provided by financing activities, primarily as a result of additional borrowings under the Company's various credit facilities and equity and debt investments in the Company by Holdings, which proceeds were loaned to the Company. For the year ended December 31, 1996, $2.6 million was used in financing activities, primarily relating to principal repayments of debt, with the proceeds from the sale of the Watertown assets.

      Capital expenditures are made to build new billboard structures and display faces, to upgrade the Company's existing display faces, to produce advertising display faces under contracts longer than 18 months and for other capital items. Capital expenditures were $8.1 million in 1998.

      The Company has funded one year of cash interest expense with the net proceeds of the offering of the Senior Notes. Following the disbursement of all of the funds in the escrow account in May 1999, a substantial portion of the Company's cash flow will be devoted to interest payments on the Senior Notes.

      The Company believes that its cash from operations and availability under its existing credit facilities will be sufficient to satisfy its cash requirements, including anticipated capital expenditures for the next year. However, in the event these cash sources are insufficient to satisfy its cash requirements, including future acquisitions, the Company may require additional debt or equity. There can be no assurance that additional debt or equity financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to incur such additional debt under the terms of the Senior Notes or New Facility. (See "Factors Affecting Future Operating Results --Highly Leveraged Capital Structure" -- "Elimination of Tobacco Advertising".)

Inflation

      In the last three years, inflation has not had a significant impact on the Company or its predecessors.

Income Taxes

      At December 31, 1998, the Company had net operating loss carry forwards of approximately $ 20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

      During the year ended December 31, 1998, the Company recorded a valuation allowance of $1,460,000 on deferred tax assets of $7,660,000 to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to expense.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Highly Leveraged Capital Structure

      The Company has been and will continue to be highly leveraged. The Company anticipates that it will incur additional debt to finance further acquisitions, working capital, other capital expenditures, debt service requirements or for other general purposes. The Company's large amount of debt could have the following effect:

      o Limit the Company's ability to obtain additional financing in the future.

      o Limit the Company's ability to compete with competitors who are not as highly leveraged.

      o Limits the Company's ability to capitalize on significant business opportunities and to react to changing market conditions, changes in the industry and economic downturns.

      A substantial portion of the Company's cash flow from operations must be used to pay principal and interest on the Company's debt and therefore will not be available for other purposes. The Company's ability to achieve profitable operations and to meet its debt service obligations will depend on its future operating performance and financial results which, in turn, will be subject, in part, to prevailing economic conditions and financial, business and other factors beyond the Company's control.

Obstacles to Growth Strategy

      Strategic acquisitions have facilitated the Company's growth and have substantially increased its inventory of advertising display faces. One facet of the Company's operating strategy is to complete acquisitions in new and existing markets. While the Company believes that the non-urban segment of outdoor advertising industry is highly fragmented and that significant acquisition opportunities are available, the Company can give no assurance that it can find suitable acquisition candidates. The Company is likely to face competition from other outdoor advertising and media companies for acquisition opportunities. Many of these competitors have more capital and better access to financing than the Company. In addition, the prices sought by sellers of outdoor advertising display faces and companies have been rising and, if they continue to rise, the Company may find fewer acceptable acquisition opportunities or be unsuccessful in completing its proposed acquisitions. The Company may require additional debt or equity financing for future acquisitions. If the Company needs additional funds it cannot make any assurances that such financing will be available to complete acquisitions or that it can complete acquisitions on terms acceptable to it if at all.

Management of Growth and Expansion; Integration of Acquisitions

      The Company is undergoing substantial growth. This growth places significant demands on management and production, computer information, financial and other resources. To manage growth effectively, the Company must maintain a high level of operational quality and efficiency, continue to enhance operational, financial and management systems and expand, train and manage management and staff. The Company cannot make any assurances that it will be able to manage its growth effectively, attract and retain suitable management and other personnel, or be able to maintain its operational systems. Any failure to do so could have a material adverse effect on the Company.

Dependence on Senior Management

      The Company's success depends upon the continued employment of its senior management. If the Company loses the services of any member of senior management and does not find a suitable replacement, the Company's business could be materially adversely affected.

Economic Conditions; Advertising Trends

      The Company relies on sales of advertising space for its revenues. The Company's operating results, therefore, are affected by general economic conditions as well as trends in the advertising industry. A reduction in advertising expenditures available for the Company's displays could result from a general decline in economic conditions, a decline in economic conditions in the Company's markets or from significant users of the Company's displays reallocating their advertising expenditures to other available media.

Competition

      The Company faces competition for advertising revenues from other outdoor advertising companies, highway logo sign operators and companies that install commercial signs on an advertiser's own property, as well as from other media such as radio, television, print and direct mail marketing. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which have increased substantially over the past several years, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters, supermarkets and buses. Some of the Company's competitors are substantially larger, better capitalized and have greater access to resources. The Company can give no assurance that the outdoor advertising medium will be able to compete with other types of media or that it will be able to compete either within the outdoor advertising industry or with other media.

Regulation of Outdoor Advertising

      Outdoor advertising displays are subject to governmental regulation at the federal, state and local levels. These regulations limit the size and location of billboards and, in limited circumstances, regulate the content of the advertising copy. Some governmental regulations restrict the construction of new billboards or the replacement, relocation, enlargement or upgrading of existing structures. Such regulations limit the Company's ability to expand its operations in the affected markets. If the Company is unable to expand its operations in such areas or replace lost structures, then the Company's growth opportunities and potential results of operations could be affected. In addition, some jurisdictions have adopted "amortization" ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without the payment of compensation. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. Currently, none of the Company's existing inventory is subject to any amortization ordinance. The Company can give no assurance as to how additional laws and regulations that may be adopted in the future may affect it.

Elimination of Tobacco Advertising

      In November 1998, 46 states and five territories agreed to accept a $206 billion settlement with the tobacco industry over public health costs connected with smoking. In this settlement, tobacco companies including Philip Morris Cos., R.J. Reynolds Tobacco Co., a unit of RJR Nabisco Holdings Corp., Brown & Williamson Tobacco Corp., a unit of London-based British American Tobacco PLC, and Lorillard Inc., a unit of Loews Corp and the Liggett Group unit of Brooke Group Ltd. agreed to restrictions on tobacco advertising and promotions among other provisions. In addition, the states of Mississippi, Florida, Texas and Minnesota previously entered into separate settlements of litigation with the tobacco industry. None of these settlements is conditioned on federal government approval and each bans all outdoor advertising of tobacco products by the tobacco companies.

       According to the OAAA, tobacco product advertising accounted for approximately 7.0% of all outdoor billboard advertising revenues for 1998, compared to 7.3% for 1997, 8.0% for 1996 and 8.3% for 1995. The pending elimination of billboard advertising by the tobacco industry due to the settlements will immediately increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a lowering of rates throughout the outdoor advertising industry or limit the ability of industry participants to increase rates for some period of time. The Company expects tobacco related revenues for 1999 to be less than 0.5%. If the industry is unable to replace the lost revenues from the elimination of outdoor advertising of tobacco products, the change could have a material adverse effect on the Company by forcing it to lower advertising rates or by inhibiting it from increasing advertising rates as a result of increased competition.

History of Net Losses

      The Company reported net losses for the years ended December 31, 1996, 1997 and 1998 of $571,000, $2.0 million and $ 9.7 million, respectively. The net losses primarily reflect high levels of depreciation and amortization charges relating to the depreciation of assets obtained in acquisitions, as well as high levels of interest expense relating to debt incurred to finance these acquisitions. Interest expense and depreciation and amortization charges will continue at high levels throughout 1999 and future years as a result of previously completed acquisitions. The Company expects to continue incurring substantial losses for at least the next two years, and it can give no assurance if or when it will have net income.

Potential Losses from Natural Disasters

      A significant portion of the Company's structures are located in geographic regions of the United States that may experience floods, tornadoes and/or hurricanes during the year. The Company has determined that it is not economically feasible at this time to obtain insurance against losses from hurricanes or other weather-related casualties. The Company has not incurred any material losses in the past due to weather-related incidents. However, the Company can give no assurance that it will not suffer such losses in the future or that, in pursuing its acquisition strategy, it will not acquire companies or properties that are particularly susceptible to weather-related incidents.

Environmental Matters

      The Company is subject to various federal, state and local environmental laws and regulations as an owner, lessee or operator of various real properties and facilities

Restrictions in Indenture on the Company's Operations

      The indenture for the Senior Notes contains certain financial covenants that may adversely affect the Company's ability to respond to changing economic and business conditions. These covenants could prohibit additional needed financing or prevent the Company from engaging in certain transactions that might further the Company's growth strategy or would otherwise be beneficial. A breach of any of these covenants could cause a default under the indenture or any future debt that the Company may incur. A significant portion of the Company's debt then may become immediately due and payable. It is unlikely that the Company could obtain sufficient funds to make these accelerated payments.

Failure of Computer Systems to Recognize Year 2000

      Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates because they were programmed using two digits rather than four digits to define the applicable year. As a result, at the turn of this century, computer systems and software used by many companies and organizations in a wide variety of industries will experience operating difficulties unless they are adequately modified or upgraded to process information related to the century change. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect revenues or engage in similar normal business activities.


      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company therefore, believes it has identified all significant internal information technology systems ("IT Systems"). Internal and external resources were utilized to make the required modifications and test Year 2000 compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.) The Company believes it has achieved Year 2000 compliance readiness for its IT and non-IT Systems.

      In addition, the Company has communicated with others with whom it does significant business, primarily banks and suppliers of electricity, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

      Based on the results of its review of the Year 2000 issues to date, the Company does not believe that a contingency plan to handle Year 2000 problem is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor the Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario which might be disruption in service from suppliers in a few isolated places.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk

      The Company carries certain floating rate debt and thus is exposed to the impact of interest rate changes. The information below summarizes the Company's market risk associated with debt obligations as of December 31, 1998. The information presented below should be read in conjunction with Note 5 of the Financial Statements.

      At December 31, 1998, the Company's indebtedness under its Credit Facility, representing approximately 12.2% of the Company's long-term debt, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. A two percentage point change in interest rate would affect the Company's net loss by approximately $300,000.

      In the event of an adverse change in interest rates, management would likely take certain actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

      Fluctuations in interest rates may also adversely affect the fair value of the Company's fixed rate borrowings. The fair value of debt with a fixed interest rate will increase as interest rates fall and the fair value will decrease as interest rates rise. The Company's fixed rate borrowings consist of $100 million aggregate amount of Senior Notes which bear interest at 11% per annum.

ITEM 8. FINANCIAL STATEMENTS

      The response to this item 8 is submitted as a separate of the Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      The following table sets forth the names, ages (at December 31, 1998) and positions of the executive officers and directors of the Company:


Name                            Age                      Position
----                            ---                      --------
Sheldon G. Hurst                50      President, Chief Executive Officer and Director
Anthony LaMarca                 44      Executive Vice President and Director
A. Wayne Lamm                   44      Vice President of Marketing and Director
William G. McLendon             43      Chief Financial Officer, Secretary and Director
Sean E. Callahan                29      Director
John D'Ottavio                  51      Director
William P. Sutter, Jr.          41      Director

      Sheldon G. Hurst founded and has served as President and Chief Executive Officer of the Company since 1986. Prior to founding the Company from 1972 to 1986, Mr. Hurst was vice president of Hurst Sign Company, a billboard construction company in Scranton, Pennsylvania owned by his father. During this period, he was responsible for designing and managing the construction of over 1,000 advertising displays for outdoor advertising companies.

      Anthony LaMarca, a co-founder of the Company, has served as the Company's Executive Vice President since 1986, with primary responsibilities in the sales and marketing of bulletins.

      A. Wayne Lamm has been Vice President of Marketing of the Company since September 1997. From September 1989 to July 1997, Mr. Lamm was the president and chief operating officer of Penn Advertising, one of the largest outdoor advertising companies in the Northeast. From November 1986 to September 1989, Mr. Lamm was the regional supervisor of the Buffalo, New York plant of Penn Advertising. From June 1984 to September 1986, he was the general manager and national director of sales at Naegele Outdoor Advertising.

      William G. McLendon joined the Company in October 1994 as Chief Financial Officer. From December 1993 to October 1994, Mr. McLendon was the chief financial officer of Naegele Outdoor Advertising. From 1991 to December 1993, he was a partner at Brush & Associates, an investment banking boutique specializing in outdoor advertising. From 1986 to 1990, Mr. McLendon was employed at Heller Financial and, from 1978 to 1986, Mr. McLendon worked at General Electric Capital Corp.

      Sean E. Callahan has been a director of the Company since August 1998. Mr. Callahan has been associated with affiliates of Mesirow Financial Holdings, Inc. since May 1997. He is an Associate of Mesirow Private Equity Investments, Inc. From September 1991 to May 1997, Mr. Callahan was employed by Cushman & Wakefield, Inc., a national commercial real estate services firm.

      John D'Ottavio has been a director of the Company since December 1998. From 1984 to 1992 Mr. D'Ottavio was the President and Chief Executive Officer of Voice-Gram, Inc., a national voice mail service bureau. From 1993 to 1995 Mr. D'Ottavio was a consultant to small businesses specializing in assisting start-up companies. From 1995 to present Mr. D'Ottavio has been a Retirement Planning Specialist at Morgan Stanley Dean Witter.

      William P. Sutter, Jr. has been a director of the Company since October 1994. Since 1984, Mr. Sutter has been associated with affiliates of Mesirow Financial Holdings, Inc., a Chicago-based financial services firm. Mr. Sutter is a Senior Managing Director of Mesirow Private Equity Investments, Inc. and a vice president of Mesirow Financial Services, Inc. Mr. Sutter was a director of New West Eyeworks, Inc., an optical retail chain. Mesirow Financial Services, Inc. is the general partner of Mesirow, a holder of warrants in Holdings. See "Principal Stockholders".

      Pursuant to the Second Amended and Restated Stockholders Agreement dated as of February 27, 1998, the Company's Board of Directors (and each of its subsidiaries) shall be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow (as of the date of this report, Mesirow has only designated two such individuals, William P. Sutter, Jr. and Sean E. Callahan). See "Certain Relationships and Related Transactions".

      Executive officers are appointed annually and serve at the discretion of the Board of Directors.

Committees

      The Board of Directors has also appointed the following committees: a Compensation/Executive Committee whose members are Sheldon G. Hurst, William G. McLendon and William P. Sutter, Jr.; and the Audit Committee whose members are Sheldon G. Hurst, A. Wayne Lamm and William P. Sutter, Jr.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation: The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and the other four most highly compensated executive officers for the years ended December 31, 1998, 1997 and 1996 (collectively, the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                               -------------------

  Name and Principal Position  Year             Salary            Bonus
  ---------------------------  ----             ------            -----
  Sheldon G. Hurst             1998            $157,775            $77,000
     President and Chief       1997            $142,000            $52,000
     Executive Officer         1996            $125,000            $ 0


  William G. McLendon          1998            $150,000            $ 50,000
     Chief Financial Officer   1997            $119,000            $ 52,000
     and Secretary             1996            $104,000            $ 0

  A. Wayne Lamm
       Vice President          1998            $112,666            $ 4,226
       of Marketing and        1997            $ 36,000            $ 0
       Director                1996


Compensation of Directors

      Directors of the Company receive no remuneration for their services as Directors. The Company reimburses directors for travel and lodging expenses, if any, occurred in connection with attendance at Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's common stock is owned by Holdings,, a corporation incorporated in Delaware in 1994. The following table sets forth certain information with respect to the beneficial ownership of Holdings' common stock, par value $.0001 per share (the "Common Stock"), and Holdings' preferred stock, par value $.0001 per share (the "Preferred Stock"), as of December 31, 1998, (i) by each person who is known by the Company to own beneficially 5% percent or more of the outstanding shares of common stock, (ii) by each of the Company's directors, (iii) by each of the named executives, and (iv) by all current directors and officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                    Common Stock                      Preferred Stock
                                    ------------                      ---------------
                                    Number of       Percent of        Number of           Percent of
Name and Address                    Shares          Class (1)         Shares              Class(2)
----------------                    ------          ---------         ------              --------
Sheldon G. Hurst (3)                 844.1(4)         82.7%
3416 Highway 41 South
Tifton, Georgia 31793

Hurst Enterprises, L.P. (3)          844.1(4)         82.7
c/o 3416 Highway 41 South
Tifton, Georgia 31793

William G. McLendon                  110.0(4)         10.8
3416 Highway 41 South
Tifton, Georgia 31793

A. Wayne Lamm                         51.1(4)(5)       5.0
3416 Highway 41 South
Tifton, Georgia 31793

Anthony LaMarca                       20.4(4)          2.0

Mesirow Capital Partners VI (6)      716.0            41.2            7,308.0             46.7%
350 North Clark Street
Chicago, Illinois 60610

Mesirow Capital Partners VII (7)     383.0            27.3            8,331.0             53.3
350 North Clark Street
Chicago, Illinois 60610

William P. Sutter, Jr. (8)             --               --
350 North Clark Street
Chicago, Illinois 60610

Sean E. Callahan (8)                   --               --
350 North Clark Street
Chicago, Illinois 60610

All directors and executive
  officers as a group
  (6 persons)(8)                   1,025.6           100.0

--------------------------------
(1) Mesirow VI in 1994 was granted warrants to purchase 640 shares of Common Stock (the "1994 Warrants"), and in 1997 was granted warrants to purchase 76 shares of Common Stock (the "Mesirow VI 1997 Warrants"). Mesirow VII in 1997 was granted warrants to purchase 383 shares of Common Stock (the "Mesirow VII 1997 Warrants") (the Mesirow VI 1997 Warrants and the Mesirow VII 1997 Warrant are collectively referred to as the "1997 Warrants"). The 1994 Warrants and the 1997 Warrants are currently exercisable. Total outstanding Common Stock (on a fully diluted basis) consists of 1,020.4 shares rounded to the nearest tenth prior to any exercise of the 1994 Warrants the 1997 Warrants or Mr. Lamm's options.

(2)   Total outstanding Preferred Stock consists of 15,639 shares.

(3) All shares are owned by Hurst Enterprises, L.P., a Georgia limited partnership in which Mr. Hurst holds a 2% general partnership interest and a 96% limited partnership interest, and Sharon Hurst (the wife of Mr. Hurst) owns a 2% general partnership interest.

(4) In the event of the exercise by Mesirow of the 1994 Warrants and/or the 1997 Warrants (the "Mesirow Exercise"), Holdings has agreed to issue certain Common Stock to A. Wayne Lamm to maintain the 2% of the Common Stock of Holdings purchased by A. Wayne Lamm from Holdings in 1997. Messrs. Hurst, McLendon, Lamm and LaMarca have agreed to transfer Common Stock among themselves in the event of the Mesirow Exercise and/or the exercise of the Lamm options in order to provide certain percentage ownership anti-dilution protection for Messrs. McLendon, Lamm and LaMarca.

(5) Includes 5.2 shares subject to outstanding options to purchase Common Stock which are exercisable within the next 60 days.

(6) Includes 640 shares of Common Stock subject to outstanding warrants to purchase Common Stock granted pursuant to the 1994 Warrants and 76 shares of Common Stock subject to outstanding warrants to purchase granted pursuant to the Mesirow VI 1997 Warrants.

(7) Includes 383 shares of Common Stock subject to outstanding warrants to purchase granted pursuant to the Mesirow VII 1997 Warrants.

(8) Mr. Sutter, a director of the Company, is a vice president of Mesirow Financial Services, Inc., which is the general partner of Mesirow VI and Mesirow VII. Mr. Sutter disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII. Mr. Callahan a director of the Company has been associated with affiliates of Mesirow Financial Services, Inc. which is a general partner of Mesirow VI and Mesirow VII. Mr. Callahan disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a certain Second Amended and Restated Stockholders Agreement dated as of February 27, 1998 between and among Holdings and Stockholders (as defined therein) (the "Stockholders Agreement"), the board of directors of the Holdings (and each of its subsidiaries, including the Company) is required to be comprised of seven individuals, four of whom are designated by the executive employees of the Holdings owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow (as of March 31, 1999, Mesirow has designated two individuals, William P. Sutter, Jr. and Sean E. Callahan). The Stockholders Agreement provides that upon the occurrence of certain events (including the failure of Holdings to purchase from Mesirow the 1994 Warrant and/or 1997 Warrants pursuant to such agreements, or to redeem Mesirow's preferred stock pursuant to the certificate of incorporation of Holdings), Mesirow can cause the re-constitution of the board of directors of Holdings (and each of its subsidiaries, including the Company) to be comprised of five individuals, four of whom are designated by Mesirow and one of whom is designated by the executive employees of the Holdings owning a majority of the common stock held by such executives, in order to pursue the sale of the Holdings and its subsidiaries (or any assets or properties thereof).

      Sheldon G. Hurst and William G. McLendon jointly own 13 parcels of real property which are leased to the Company and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 1998 was $17,875. The aggregate rent to be paid to Messrs. Hurst and McLendon over the life of these leases is $72,250. The leases are all for a term of five years. In addition, Mr. Hurst owns 29 parcels of real property which are leased to the Company principally on a one year basis (four leases are for terms of five years) and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 1997 was $9,600.

      Messrs. Hurst, McLendon and Anthony LaMarca jointly owned the building in Joplin, Missouri in which the Company maintained its corporate headquarters until June 1997, at which time the Company's corporate headquarters was relocated to Tifton, Georgia. The Joplin, Missouri building was sold by Messrs. Hurst, McLendon and LaMarca to a third party in September 1997. The lease was for a term of five years at a rate of $34,000 per year.

      The Company believes the terms of these lease arrangements are no less favorable to the Company than similar arm's-length arrangements with unrelated parties would be.

      Sheldon G. Hurst owns a six-seat, single engine airplane which is leased to the Company. The Company pays Mr. Hurst monthly lease payments equal to the total amount paid by Mr. Hurst monthly under the financing he obtained to acquire the airplane. Mr. Hurst borrowed $145,000 bearing interest at a rate per annum equal to 1.4% in excess of the prime rate. The borrowing is to be repaid in monthly installments over a ten-year period ending in 2007. The Company also pays all insurance (currently $2,100 per year) and maintenance costs for the airplane.

      William G. McLendon, as a shareholder of TSS, received $161,000 for his ownership in TSS in connection with the acquisition of the assets of TSS by the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)  1. FINANCIAL STATEMENTS

      The financial statements are listed under Part II, Item 8 of this Report.

      2.  FINANCIAL STATEMENT SCHEDULES

      The financial statement schedules are included under Part II, Item 8 of this Report.

      3. EXHIBITS

      The exhibits are listed below under Part IV, Item 14(c) of this Report.

      (C)  EXHIBITS

                                INDEX TO EXHIBITS

EXHIBIT NO.


Exhibit
Number                           Description of Exhibit
------                           ----------------------

*3.1 Restated Certificate of Incorporation of the Company certified by the Secretary of State of State of Kansas

*3.2      By-Laws of the Company

*4.1 Indenture dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008 and the 11% Senior Series B Notes due 2008

*4.2      Form of Global Note

*5.1      Opinion of St. John & Wayne, L.L.C., General Counsel of the Company


*10.1 Asset Purchase Agreement, dated as of May 6, 1997, between the Company and Tri-State Systems, Inc.

*10.2 Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign Corporation, Inc.

*10.3 Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008

*10.4 Pledge Agreement dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008

*10.5 Tax Sharing Agreement dated as of May 20, 1998 relating to SGH Holdings, Inc. and the Company

*10.6 Second Amended and Restated Stockholders Agreement, dated as of February 27, 1998

*10.7     Anti-Dilution Agreement, dated as of February 29, 1998

*10.8 Credit Agreement dated as of May 20, 1998 between the Company and The First National Bank of Chicago

*10.9 Asset Purchase Agreement, dated as of September 4, 1998, by and between Tri-State Outdoor Media Group, Inc. and Western Outdoor Advertising Co.

*10.10 Credit Agreement among Tri-State Outdoor Media Group, Inc., the Lending Institutions Party Thereto, as Lenders and The First National Bank of Chicago, as Agent, dated as of September 18, 1998

10.11 Asset Purchase Agreement dated as of June 12, 1998 by and between Tri-State Outdoor Media Group, Inc. and John R. Leslie, Sr., Trading as Leslie Outdoor Advertising. Filed herewith

10.12 Asset Purchase Agreement dated as of July 23, 1998 by and between Tri-State Outdoor Media Group, Inc. and Boone Company, Inc. Filed herewith

10.13 First Amendment to Credit Agreement dated as of March 1, 1999. Filed herewith

10.14     Amendment to Fee Letter dated as of March 1, 1999. Filed herewith

12.0      Computation of Ratio of Earnings to Fixed Charges. Filed herewith

*25.1 Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company

*25.2     Form of Letter of Transmittal

*25.3     Form of Notice of Guaranteed Delivery

*25.4 Form of Exchange Agency Agreement between the Company and IBJ Schroder Bank & Trust Company, as exchange agent

27.1      Financial Data Schedule. Filed herewith

* Incorporated by reference in the Company's registration statement on Form S-4 (Registration Number 333-59137).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRI-STATE OUTDOOR MEDIA GROUP, INC.

                                By: /s/Sheldon G. Hurst

                                Sheldon G. Hurst
                                President and Chief Executive Officer

                                Date: March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                 TITLE                                DATE
  /s/Sheldon G. Hurst         Chief Executive Officer and Director              March 31, 1999
  -----------------
  Sheldon G. Hurst


  /s/William G. McLendon      Chief Financial Officer, Secretary
                              Director and Principal Accounting Officer         March 31, 1999

  ------------------
  William G. McLendon


  /s/Anthony LaMarca          Executive Vice President and Director             March 31, 1999
  ------------------
  Anthony LaMarca

  /s/A. Wayne Lamm            Vice President of Marketing and Director          March 31, 1999
  ------------------
  Wayne A. Lamm

  /s/William P. Sutter, Jr.   Director                                          March 31, 1999
  ------------------------
  William P. Sutter, Jr.

  /s/Sean E. Callahan         Director                                          March 31, 1999
  -------------------
  Sean E. Callahan

  /s/John D'Ottavio           Director                                          March 29, 1999
  ------------------
  John D'Ottavio

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Independent Auditor's Report                                               F-1
Balance sheets                                                             F-3
Statements of operations                                                   F-4
Statements of stockholder's equity (deficiency)                            F-5
Statements of cash flows                                                   F-6
Notes to financial statements                                              F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Tri-State Outdoor Media Group, Inc.
Tifton, Georgia

     We have audited the accompanying balance sheets of Tri-State Outdoor Media Group, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholder's equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-State Outdoor Media Group, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                         MCGLADREY & PULLEN, LLP

West Palm Beach, FL
February 13, 1999, except as to paragraph 2 of Note 4 and paragraphs 6 and 8 of Note 5.

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.

                                 BALANCE SHEETS
                           December 31, 1997 and 1998
                          (In thousands, except share
                             and per share amounts)


                                ASSETS (Note 5)
Current Assets
 Cash                                                  $   132       $     73
 Restricted securities                                      --          5,401
 Accounts receivable, net of allowance for doubtful
  accounts 1997 $186; 1998 $342                          1,429          2,710
 Supplies                                                  316            465
 Prepaid production costs                                  432            717
 Prepaid site leases, current portion                    1,012          1,044
 Prepaid commissions, current portion                      193            662
 Other current assets                                      211            165
                                                       -------       --------
        Total current assets                             3,725         11,237
                                                       -------       --------
 Property and Equipment, net (Note 2)                   33,083         60,614
                                                       -------       --------
 Other assets
  Intangible assets, net (Note 3)                       14,421         42,690
  Prepaid site leases and commissions,
   long-term portion                                       242            459
  Deferred taxes (Note 7)                                2,533          6,200
  Other                                                    102            296
                                                       -------       --------
                                                        17,298         49,645
                                                       -------       --------
                                                       $54,106       $121,496
                                                       =======       ========

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities
 Current portion of long-term debt (Note 5)            $    --       $  3,402
 Accounts payable                                          246          1,535
 Accrued interest                                          504          1,510
 Accrued expenses                                           18            268
 Deferred revenue                                           99            317
 Due to SGH Holdings, Inc.                                 125             25
                                                       -------       --------
       Total current liabilities                           992          7,057
 Long-Term Debt,
  net of current portion (Note 5)                       57,998        112,839
                                                       -------       --------
       Total liabilities                                58,990        119,896
                                                       -------       --------
 Commitments and Contingencies (Note 8)
 Stockholder's Equity (Deficiency)
  Common stock, par value, $10 per share;
   authorized 10,000 shares; issued and
   outstanding 1997 and 1998; 200 shares                     2              2
  Paid-in capital                                           25         16,166
  Accumulated deficit                                   (4,911)       (14,568)
                                                       -------       --------
                                                        (4,884)         1,600
                                                       -------       --------
                                                       $54,106       $121,496
                                                       =======       ========

                       See Notes to Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Tri-State Outdoor Media Group, Inc.
Tifton, Georgia

     We have audited the accompanying statements of operations, stockholder's equity (deficiency), and cash flows of Tri-State Outdoor Media Group, Inc. for the year ended December 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Tri-State Outdoor Media Group, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        McGRAIL, MERKEL, QUINN & ASSOCIATES

Scranton, PA
March 13, 1997

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENT OF OPERATIONS
                  Years Ended December 31, 1996, 1997 and 1998
               (in thousands, except share and per share amounts)


                                          1996         1997           1998
                                        ---------     ---------     ---------
 Net revenues                           $   8,021     $  11,831     $  20,958
                                        ---------     ---------     ---------
   Operating expenses:
       Direct operating expenses            2,427         3,817         7,405
       General and administrative           2,345         2,417         3,389
       Depreciation and amortization        2,648         4,699         9,958
                                        ---------     ---------     ---------
                                            7,420        10,933        20,752
                                        ---------     ---------     ---------
           Operating income                   601           898           206
                                        ---------     ---------     ---------
   Other income (expense):
      Gain (loss) on sale of assets           443          (143)           --
      Interest expense                     (1,941)       (4,200)      (10,417)
      Other income                              2            --           369
                                        ---------     ---------     ---------
           Total other income
            (expense)                      (1,496)       (4,343)      (10,048)
           Loss before income tax
            benefit and extraordinary
            loss on early extinquish-
            ment of debt                     (895)       (3,445)       (9,842)
      Income tax benefit (Note 7)             324         1,424         2,274
                                        ---------     ---------     ---------
           Loss before extraordinary
            loss on early extinquish-
            ment of debt                     (571)       (2,021)       (7,568)
      Extraordinary loss on early
       extinguishment of debt, net
       of income taxes of $1,393               --            --        (2,089)
                                        ---------     ---------     ---------
           Net loss                     $    (571)    $  (2,021)    $  (9,657)
                                        =========     =========     =========

      Basic loss per common share:
           Loss before extraordinary
            loss on early extinquish-
            ment of debt                $  (2,855)    $ (10,105)    $ (37,840)
      Extraordinary loss on early
       extinguishment of debt                  --            --       (10,445)
                                        ---------     ---------     ---------
           Net loss                     $  (2,855)    $ (10,105)    $ (48,285)
                                        =========     =========     =========

      Weighted common shares outstanding       200           200           200
                                        =========     =========     =========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                 STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                        Common     Paid-in  Accumulated
                                         Stock     Capital    Deficit     Total
                                       --------   --------   --------    --------
Balance (deficit), January 1, 1996     $      2   $     25   $ (2,319)   $ (2,292)
Net loss                                     --         --       (571)       (571)
                                       --------   --------   --------    --------
Balance (deficit), December 31, 1996          2         25     (2,890)     (2,863)
Net loss                                     --         --     (2,021)     (2,021)
                                       --------   --------   --------    --------
Balance (deficit), December 31, 1997          2         25     (4,911)     (4,884)
Net loss                                     --         --     (9,657)     (9,657)
Conversion of subordinated debt
  to paid-in capital                         --     16,141         --      16,141
                                       --------   --------   --------    --------
Balance (deficit), December 31, 1998   $      2   $ 16,166   $(14,568)   $  1,600
                                       ========   ========   ========    ========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                               1996         1997         1998
                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
  Net loss                                                  $    (571)   $  (2,021)   $  (9,657)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                              2,648        4,699        9,958
     Deferred income tax benefit                                 (324)      (1,424)      (3,667)
     Loss on early extinguishment of debt                          --           --        2,089
     Loss (gain) on sale of assets                               (443)         143           --
     Accrued interest added to principal                          549        1,265          834
     Accrued interest added to pledged securities                  --           --         (145)
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                       67         (461)        (882)
         Supplies and prepaid production costs                     25           29         (434)
         Prepaid site leases                                      (16)        (568)         152
         Prepaid commissions                                      (97)         (20)        (651)
         Other assets                                              (1)         219         (148)
      Increase (decrease) in:
         Accounts payable                                         (84)        (154)       1,289
         Accrued expenses                                        (293)         366         (316)
         Accrued interest                                          --           --        1,006
         Deferred revenue                                          18         (263)          46
         Deposits                                                  (2)          --           --
                                                            ---------    ---------    ---------
           Net cash provided by (used in) operating
                 activities                                     1,476        1,810         (526)
                                                            ---------    ---------    ---------
INVESTING ACTIVITIES
  Purchase of property and equipment                           (1,655)      (2,334)      (8,093)
  Proceeds from sale-and-leaseback transaction                     --           --        1,389
  Acquisitions (Note 4)                                          (286)     (34,835)     (52,571)
  Proceeds from sale of assets                                  3,100           --           --
  Purchase of short-term investments                               --           --      (28,654)
  Proceeds from sale/maturities of short-term investments          --           --       28,654
  Purchase of pledged securities                                   --           --      (10,484)
  Proceeds from pledged securities                                 --           --        5,228
  Other acquisition costs                                         (75)        (101)          --
  Other                                                            81          (35)          --
                                                            ---------    ---------    ---------
           Net cash provided by (used in)
             investing activities                               1,165      (37,305)     (64,531)
                                                            ---------    ---------    ---------
FINANCING ACTIVITIES
 Proceeds from issuance of senior notes                            --           --      100,000
 Borrowings under long-term debt agreement                        200       35,925       46,421
 Proceeds from revolver borrowings                              3,766        8,395        2,200
 Payments on revolver borrowings                               (2,493)      (6,433)      (6,900)
 Principal payments on long-term debt                          (4,055)        (881)     (70,288)
 Increase (decrease) in due to SGH Holdings, Inc.                  --          125         (100)
 Debt issuance costs                                               --       (1,637)      (6,335)
                                                            ---------    ---------    ---------
           Net cash provided by (used in)
             financing activities                              (2,582)      35,494       64,998
                                                            ---------    ---------    ---------
           Net increase (decrease) in cash                         59           (1)         (59)
CASH:
  Beginning                                                        74          133          132
                                                            ---------    ---------    ---------
  Ending                                                    $     133    $     132    $      73
                                                            =========    =========    =========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                              1996           1997           1998
                                                              ----           ----           ----
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                               $ 1,663       $  3,815      $   9,411
                                                             =====          =====       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases     $    --       $     --      $   1,389
                                                            ======        =======       ========
  Conversion of subordinated debentures to
     paid-in capital                                       $    --       $       --    $  16,141
                                                            ======        ==========    ========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Nature of business: The Company is an outdoor advertising company, operating advertising displays in the eastern and central regions of the United States. Most of the Company's advertising displays are located along interstate highways and primary and secondary roads outside of urban areas. The Company offers a full line of outdoor advertising services to its customers, including creative design, production, installation and maintenance of the displays. The Company primarily provides services to advertisers who wish to alert motorists and provide directions to that business.

          The Company is a 100%-owned subsidiary of SGH Holdings, Inc. ("Holdings").

     Significant accounting policies

          Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and concentration of credit risk: The Company maintains cash with various financial institutions in accounts which, at times, may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

          Restricted securities: The restricted securities are primarily invested in U.S. treasuries which mature within one year and are principally used as security for the May 15, 1999 interest payment on the Senior Notes.

          Supplies: Supplies consist primarily of materials used in the construction of the signs.

          Prepaid production costs: The cost of producing display faces for shorter term contracts are recorded as prepaid production costs and are charged to production expense over the term of the related contracts on a straight line basis.

          Prepaid expenses: The Company prepays certain costs for land leases and sales commissions at the inception of the advertising contracts. These costs are deferred and charged to direct operating expenses on a straight-line basis over the period that coincides with the recognition of income. The portion of these costs associated with advertising revenue to be earned beyond one year of the balance sheet date has been classified as long-term assets.

          Property and equipment: Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of assets are as follows:

                                                                          Years

Building and improvements.....................................            15-30
Advertising structures........................................               20
Advertising display faces.....................................                3
Vehicles and equipment........................................                5

          Depreciation expense for the years ended December 31, 1996, 1997 and 1998, amounted to $1,574,000, $2,343,000 and $3,964,000, respectively.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

          Intangible assets and deferred costs: Intangible assets result from several acquisitions and include noncompete agreements, goodwill and the value of purchased contracts. Intangible assets are being amortized on a straight-line basis over the following lives:

                                                                           Years
Goodwill............................................................         15
Value of purchased contracts........................................        1-3
Noncompete agreements...............................................          5

          Costs incurred by the Company in securing financing agreements have been deferred and are being amortized over the term of the agreements using the effective interest method.

         Amortization expense for the years ended December 31, 1996, 1997 and 1998, amounted to $1,074,000, $2,356,000 and $5,994,000, respectively.

         Financial instruments: The Company utilizes derivative financial instruments to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The derivative instruments consist of interest rate swap agreements with banks. Gains and losses relating to qualified hedges are deferred and included in the measurement of the related transaction, when the hedged transaction occurs. The Company's policy is not to hold or issue derivative financial instruments for trading purposes. In September 1998, the Company settled all derivative financial instruments in full.

         Net revenues: Revenues from outdoor advertising contracts are recognized on a straight-line basis over the term of the contract and are net of agency commissions. Bulletin contracts are primarily 36-month terms whereas poster contracts are primarily 12 months or less.

         Impairment of long-lived assets: The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of long-lived assets may warrant revision or the remaining balance of long-lived assets may not be recoverable. In accordance with FASB Statement No. 121, Accounting for the Impairment losses of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         Loss per common share: Loss per common share amounts are computed using the weighted average number of common shares outstanding.

         Income taxes: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         The Company files a consolidated income tax return with Holdings. The consolidated group uses the separate return method for allocating the consolidated amount of current and deferred tax expense (benefit) to members of the group.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2.  PROPERTY AND EQUIPMENT

          Property and equipment consist of the following at December 31, 1997 and 1998 (in thousands):

                                                          1997            1998
                                                         -------         -------
Land ...........................................         $   173         $   288
Buildings and improvements .....................             648           1,120
Structures and faces ...........................          39,887          70,044
Vehicles and equipment .........................           1,109           1,831
                                                         -------         -------
                                                          41,817          73,283
Less accumulated depreciation ..................           8,734          12,669
                                                         -------         -------
                                                         $33,083         $60,614
                                                         =======         =======

NOTE 3.  INTANGIBLE ASSETS

          Intangible assets consist of the following at December 31, 1997 and 1998 (in thousands):

                                                           1997            1998
                                                         -------         -------
Goodwill .......................................         $11,732         $36,327
Debt issuance costs ............................           2,335           5,347
Value of purchased contracts ...................           4,838           9,368
Noncompete agreements ..........................             414           1,018
                                                         -------         -------
                                                          19,319          52,060
Less accumulated amortization ..................           4,898           9,370
                                                         -------         -------
                                                         $14,421         $42,690
                                                         =======         =======

NOTE 4.  ACQUISITIONS

1998

         The Unisign Acquisition: Effective March 2, 1998, the Company acquired substantially all the outdoor advertising assets of Unisign Corporation, Inc. ("Unisign") for a total acquisition price of approximately $22.0 million, including the assumption of certain capital leases aggregating approximately $727,000. Cash consideration paid was $21.1 million. As a result of this acquisition, the Company acquired display faces in Kentucky, West Virginia and Ohio.

         The Company entered into a purchase commitment with Unisign on March 2, 1998 for the construction of outdoor advertising structures for $1,250,000. At that time, the Company also provided a standby letter of credit agreement in the amount of $1,250,000 with Unisign originally expiring April 6, 2000. On March 1, 1999, the Company entered into an amendment to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago and canceled the standby letter of credit agreement in the amount of $1,250,000. (See Note 5.)

         The Western acquisition: Effective September 18, 1998, the Company acquired substantially all the outdoor advertising assets of Western Outdoor Advertising ("Western") for a total acquisition price of approximately $26.8 million. As a result of this acquisition, the Company acquired display faces in 19 states. The Company entered into a Credit Facility and borrowed $16 million to finance this acquisition. (See Note 5.)

         Others: The Company purchased on June 26, 1998 certain assets of an outdoor advertising company with approximately 244 advertising displays located in Georgia. The purchase price was $3.0 million. On July 23, 1998, the Company purchased certain assets of an outdoor advertising company with approximately 50 advertising displays located in Georgia. The purchase price was $1.2 million.

          The Company entered into various other purchase agreements during the year aggregating $1.1 million.

                           TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

The assets acquired and liabilities assumed during 1998 in conjunction with the above acquisition were as follows (in thousands):

                                    Unisign     Western     Others       Total
                                    -------     -------     ------       -----
Current assets .................   $    220    $    360    $     38    $    618
Property and equipment and other
  long term assets .............      9,105      11,657       2,639      23,401
Goodwill .......................     10,185      12,194       2,210      24,589
Other intangible assets ........      2,490       2,539         399       5,428
Assumed liabilities ............       (727)       (163)         (9)       (899)
Acquisition costs ..............       (200)       (189)       (177)       (566)
                                   --------    --------    --------    --------
                                   $ 21,073    $ 26,398    $  5,100    $ 52,571
                                   ========    ========    ========    ========

1997

     The Tri-State Systems Acquisition: In June 1997, the Company acquired substantially all the assets of Tri-State Systems, Inc. ("TSS") for a total acquisition cost of $32.0 million. As a result of the acquisition of TSS, the Company acquired display faces in Georgia, Alabama, Florida, Kentucky, Mississippi, South Carolina and Tennessee. Through this acquisition, the Company also acquired the bench advertising business of TSS, which involves the sale of advertising copy on benches located at bus stops and other locations. The bench advertising business of the Company is operated primarily in Georgia and Alabama, as well as Florida, Kentucky, Mississippi, South Carolina and Tennessee. Subsequent to the acquisition of TSS by the Company, the Company's Chief Financial Officer received $161,000 for his ownership interest in TSS.

     Sunbelt Outdoor Systems, Inc.: In September 1997, the Company acquired substantially all of the assets of Sunbelt Outdoor Systems, Inc. for a total acquisition cost of approximately $2.8 million.

     Others: The Company acquired assets from Supreme Outdoor, Inc. and Mid-American Advertising Company for a total acquisition cost of $333,000 and $400,000, respectively during 1997.

     The assets acquired and liabilities assumed during 1997 in conjunction with the above acquisitions were as follows (in thousands):

                                      TSS       Sunbelt     Others       Total
                                   --------    --------    --------    --------
Current assets .................   $  1,060    $     21    $     13    $  1,094
Property and equipment .........     19,562       1,734         613      21,909
Goodwill .......................      8,997         922          84      10,003
Other intangible assets ........      2,345         104          33       2,482
Assumed liabilities ............       (616)        (27)        (10)       (653)
                                   --------    --------    --------    --------
                                   $ 31,348    $  2,754    $    733    $ 34,835
                                   ========    ========    ========    ========

          The acquisitions were financed by borrowings under the Company's bank credit facilities and promissory notes payable to Holdings.

         All of the foregoing acquisitions were accounted for as purchases, and the operations are included in the accompanying financial statements subsequent to the acquisitions.

         Unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 as though these businesses had been acquired as of January 1, 1997, follows (in thousands, except per share amounts):

                                                            1997         1998
                                                            ----         ----
Revenue ............................................     $ 22,579      $ 24,918
Loss before extraordinary item .....................      (10,469)      (10,800)
Net loss ...........................................      (10,469)      (12,889)
Loss per common share ..............................      (52,345)      (64,445)

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5.  LONG-TERM DEBT

          Long-term debt at December 31, 1997 and 1998 consists of the following:

                                                                                     1997       1998
                                                                                     ----       ----
                                                                                     (in thousands)
Senior Notes:
  The Senior Notes are unsecured and mature on March 15, 2008
    the Senior Notes bear interest at 11%, payable semi-annually ...............   $     --   $100,000
Credit Facility:
  The First National Bank of Chicago term loan Payable in six quarterly principal installments beginning
      March 31, 1999 and maturing September 30, 2000; interest payable quarterly as defined by the agreement; the credit
      facility provides for borrowings up to $14,000,000 .......................         --     14,000
  Revolving note provides for borrowings up to
     $4,000,000 until June 30, 1999; $3,000,000 until September 30, 1999;
     $2,000,000 until the facility termination date of September 30, 2000
     Interest is payable quarterly on the outstanding balance. The outstanding balance of advances
     are payable in full on the Facility Termination Date ......................         --        250
Senior Debt:
  The First National Bank of Chicago Senior term loan payable in 25 quarterly principal installments maturing June 30, 2004; interest payable quarterly as defined by the
    Agreement(A) ...............................................................     30,000         --
  Senior term loan payable in 26 quarterly
    Principal installments maturing December 31, 2004; interest
    payable quarterly as defined by the agreement (A) ..........................      7,500         --
  Revolving note provides for borrowing up to $7,500,000
    until the facility termination date of June 30, 2004.  Interest is payable quarterly on the outstanding balance.  Aggregate revolving note will be reduced in unequal quarterly principal installments
    commencing June 30, 2000(A) ................................................      4,950         --
Subordinated Debt:
  Promissory note payable to Holdings dated June 12, 1997. Interest accrues at a rate of 15% per annum compounded quarterly (including deferred accrued interest of $765,000 at December 31, 1997). Principal and accrued interest
    is due and payable on January 31, 2005(B) ..................................      9,765         --

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                     1997       1998
                                                                                     ----       ----
                                                                                     (in thousands)
Promissory note payable to Holdings dated October 3, 1994. Interest accrues at a rate of 12% per annum (including deferred accrued interest $1,637,000 at
    December 31,1997). The principal and accrued interest is due and payable on
    October 4, 2003(B) .........................................................      5,537         --
Obligations under capital leases ...............................................        246      1,991
                                                                                   --------   --------
                                                                                     57,998    116,241
Less current portion of long-term debt .........................................         --      3,402
                                                                                   --------   --------
Long-term debt, less current portion ...........................................   $ 57,998   $112,839
                                                                                   ========   ========

---------------

(A) The Company used a portion of the net proceeds from the Senior Notes to repay all outstanding borrowings under the Senior Credit Facility, which was thereupon terminated.

(B) All quarterly interest due on or prior to September 30, 1996 was deferred. For all quarterly payment dates subsequent to September 30, 1996, the Company is permitted to defer the payment of interest. If deferred, interest accrues at a rate of 15% per annum. In May 1998, Holdings, converted approximately $16.1 million in subordinated debt to paid-in capital.

Senior Notes

          On May 20, 1998, the Company issued a $100 million aggregate principal amount of 11% Senior Notes (the "Senior Notes") pursuant to an indenture (the "Indenture") between the Company and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee"). The Senior Notes mature on March 15, 2008 and are senior unsecured obligations of the Company ranking pari passu with all present and future indebtedness of the Company that by its terms is not subordinated to the obligations represented by the Senior Notes. Interest is payable semi-annually on each May 15 and November 15. The Company was required to purchase approximately $10.6 million of U.S. government securities and pledge them as security for the first two interest payments on the Senior Notes.

          The Company may at its option redeem the Senior Notes with the net proceeds of one or more equity offerings at a redemption price equal to 111% of the principal amount thereof, together with accrued interest, if any, to the date of redemption (subject to the rights of holders of record on the relevant record date to receive interest due on an Interest Payment Date); provided that, immediately after giving effect to any such redemption, at least 75% of the aggregate principal amount of the Securities issued under this Indenture remains outstanding. Any such redemption must be made within 90 days of the related equity offering.

         The Senior Notes may be redeemed at the option of the Company on or after May 15, 2003 at the redemption prices declining ratably from 105.5% of the principal amount on May 15, 2003 to 100.0% on and after May 15, 2006, plus in each case accrued and unpaid interest to the applicable redemption date.

         The Indenture restricts the Company from, among other things (i) incurring indebtedness; (ii) incurring liens or guaranteeing obligations; (iii) entering into mergers or consolidations or liquidating or dissolving; (iv) selling or otherwise disposing of property, business or assets; (v) with certain exceptions, making loans or investments; (vi) making optional payments or prepayments of indebtedness; (vii) limiting the ability of the Company to create liens upon its property, assets or revenues.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Upon a change of control of the Company, each holder of Senior Notes may require the Company to repurchase all or a portion of such holder's Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Credit Facility:

         The Company entered into an amendment to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on March 1, 1999. The amended Credit Agreement consists of a Term Loan A Facility for $14 million and a Revolving Note C Facility for $4 million with The First Bank of Chicago ("Revolver"). Proceeds from the Credit Agreement were used to finance the acquisition of Western. The Company was required to pay a fee of $385,000 at the loan closing date and will be required to pay an additional fee of $180,000 on June 30, 1999. In addition, if the loan has not been repaid in full by June 30, 1999 an additional fee of $180,000 will be payable September 30, 1999. Also, the Company will be required to issue warrants for 5% of the Company's common stock if the loan is not repaid by September 30, 1999. The exercise price of the warrants will be nominal. The loans are collateralized by a first perfected security interest in all of the assets of the Company as well as by a pledge from Holdings of its stock in the Company. In addition, the Company must maintain keyman life insurance on the president of the Company in the aggregate amount of $2,500,000. The insurance policies are assigned to The First National Bank of Chicago.

         The Credit Facility enables the Company to borrow funds at a rate equal to the alternative base rate, as defined by the Credit Facility, calculated on the number of days elapsed on the basis of a 360-day year. The Company also has the option of paying interest on loan advances at the Eurodollar Rate, as defined. On December 31, 1998, the effective interest rate was 8.93% on the term loan and 7.5% on the revolving note.

         Available borrowings under the Revolver are permanently reduced on the last day of the quarters ended June 30, 1999 and September 30, 1999 by $1 million, thereby reducing the availability to $2 million on September 30, 1999 until the facility termination date.

         The Credit Agreement contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Agreement contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, and prohibits the consolidation, merger or sale of assets, or issuance of common stock except as permitted by the Credit Agreement. The Credit Agreement also requires the Company to maintain certain financial ratios.

         As a result of the early extinguishment of the Senior Debt, the Company was required to record an extraordinary loss of $3.5 million including the estimated fair value of the interest rate swap agreements described below because they no longer met the criteria to be accounted for as a hedge. The Company recorded the related liability of $400,000 in May 1998. In September 1998, the Company settled the interest rate swap agreements for approximately $600,000. The change in fair value since May 1998 has been recorded as other expense in the accompanying statement of operations for the year ended December 31, 1998.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

          Maturities of long-term debt as of December 31, 1998 are as follows (in thousands):

Year                                                                      Amount
1999 ..................................................                 $  3,402
2000 ..................................................                   11,452
2001 ..................................................                      541
2002 ..................................................                      236
2003 ..................................................                      610
Thereafter ............................................                  100,000
                                                                        --------
                                                                        $116,241
                                                                        ========

Lease Commitments:

     The Company leases certain outdoor advertising structures and equipment accounted for as capital leases. The leases provide for the lessee to pay insurance, taxes, maintenance and certain other operating costs of the leased property. These lease agreements contain renewal provisions.

         The following is a summary of future minimum payments under capitalized leases (in thousands of dollars):


Year Ending December 31,
1999                                                              $        694
2000                                                                       671
2001                                                                       689
2002                                                                       315
2003                                                                       661
                                                                  --------------
Total minimum lease payments                                             3,030
Less amount representing
interest (effective rates ranging
from 14% to 18%)                                                        (1,039)
                                                                  --------------
Present value of minimum
lease payments under capital lease                                   $   1,991
                                                                  ==============

Assets recorded under capital leases are included in property and equipment as follows (in thousands of dollars):

                                                       1997               1998
                                                      -------           -------
Structures                                            $   261           $ 2,049
Equipment                                                  --                79
                                                      -------           -------
                                                          261             2,128
Accumulated amortization                                   (7)              (59)
                                                      -------           -------
                                                      $   254           $ 2,069
                                                      =======           =======

Interim Financing:

         In conjunction with the Unisign acquisition, the Company borrowed $10 million from Holdings. This borrowing was subordinate to the Company's senior debt and bore interest at LIBOR plus 4.75% (10.4% at March 2, 1998). The note was due on demand and was repaid with a portion of the proceeds from the Senior Notes.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Interest Swaps Agreements:

          The Company used interest rate swap agreements to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. Amounts paid or received under interest rate swap agreements were accrued as interest rates changed and were recognized over the life of the swap agreements as an adjustment to interest expense. The related amounts payable to, or receivable from, the counterparties were included in accrued interest expense. The fair value of the swap agreements noted below were not recognized in the financial statements since they are accounted for as a hedge. The criteria required to be met for hedge accounting is that, first, the item to be hedged exposes the Company to interest rate risk and, second, the interest rate swap agreements reduces that exposure and is designated a hedge. A summary of interest rate swaps is as follows:

          The first interest rate swap had a notional amount of $15,000,000, matured May 17, 1999 (with an additional one year option at the Bank's discretion) and had a fixed rate of 9.13%. During 1997, the Company incurred $56,000 related to this agreement and increased interest expense accordingly.

          The second interest rate swap had a notional amount of $15,000,000, matured May 16, 2000 and had a fixed rate of 9.13%. During 1997, the Company incurred $56,000 related to this agreement and increased interest expense accordingly.

          Prior to June 1997, the Company had an interest rate swap with a notional amount of $12,000,000, a term of two years commencing November 20, 1995 and a fixed rate of 8.995%.

          Also, the swaps had an interest rate collar with a notional amount of $10,000,000, a term of one year commencing November 20, 1997 and would have provided a cap of 10.625% and a floor of 8.975%.

As mentioned above, these agreements were settled in September 1998.

NOTE 6.  RELATED PARTY TRANSACTIONS

          The Company leased its corporate headquarters in Joplin, Missouri from the President, Chief Financial Officer and Vice President of the Company, who jointly owned the building. The Company moved its headquarters to Tifton, Georgia in 1997 and no longer leases the building in Missouri. The Company also leases certain other assets from the President and Chief Financial Officer. The rent expense paid to related parties for the years ended December 31, 1996, 1997 and 1998 in the aggregate totaled approximately $80,000, $60,000 and $41,000, respectively. Also, see Note 5 for a description of subordinated promissory notes payable to Holdings.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7.  INCOME TAXES

          The income tax benefit consists of the following for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                             1996           1997           1998
                                            ------         ------         ------
Current:
 Federal ..........................         $   --         $   --         $   --
 State ............................             --             --             --
Deferred benefit:
 Federal ..........................            269          1,218          1,949
 State ............................             55            206            325
                                            ------         ------         ------
                                            $  324         $1,424         $2,274
                                            ======         ======         ======

         A reconciliation of income tax benefit at statutory rates to the income tax benefit reported in the statements of operations is as follows (in thousands):

                                                  1996        1997        1998
                                                 -------     -------    -------
Tax benefit at statutory rate ...............    $   304     $ 1,171    $ 3,311
State tax benefit, net of federal taxes .....         55         206        325
Nondeductible expenses ......................        (21)        (11)        (25)
Increase in valuation allowance .............         --          --     (1,460)
Other .......................................        (14)         58        123
                                                 -------     -------    -------
Income tax benefit ..........................    $   324     $ 1,424    $ 2,274
                                                 =======     =======    =======

          At December 31, 1998, the Company has net operating loss carryforwards of approximately $20,330,000 for federal and state income tax purposes, which expire in varying amounts during the years ending 2009 through 2018.

         The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carryforwards and other factors and has determined that valuation allowances reflected above should be established against the deferred tax assets as of December 31, 1998. During the year ended December 31, 1998, the Company recorded a valuation allowance of $1,460,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to expense. There was no other activity in the valuation allowance account during 1996 1997 or 1998.

          Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following as of December 31, 1997 and 1998 (in thousands):

                                                             1997         1998
                                                            ------       ------
Deferred tax assets:
   Net operating loss carryforwards ................        $2,344       $7,925
  Amortization .....................................            15          893
  Allowance for uncollectible accounts .............            73          133
  Property and equipment ...........................           101           --
                                                            ------       ------
                                                             2,533        8,951
  Less valuation allowance .........................            --        1,460
                                                            ------       ------
                                                             2,533        7,491
  Deferred tax liabilities:
  Property and equipment ...........................            --       (1,291)
                                                            ------       ------
                                                            $2,533       $6,200
                                                            ======       ======

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8.  COMMITMENTS

         Operating leases: Noncancelable operating leases for display sites expire in various years through 2041. These leases generally contain renewal options for a period of years equal to the initial term of the leases. Thereafter, the leases generally are renewable on a year to year basis unless terminated by either party at least 30 days prior to the anniversary date.

         Rental expenses for all site leases were $1,008,000, $1,632,000 and $3,146,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

         Future minimum rentals for site leases at December 31, 1998 are as follows (in thousands):

Year                                                                Amounts

1999...............................................................$  1,913
2000...............................................................   1,684
2001...............................................................   1,525
2002...............................................................   1,302
2003...............................................................   1,024
Thereafter.........................................................   5,668
                                                                   ----------
                  Total minimum lease payments required..........  $ 13,116
                                                                   ==========

          Zoning regulations: In some of the localities in which the Company operates, outdoor advertising is subject to restrictive zoning regulations. Although the Company believes the existence of those regulations continue to be a factor in the operation of the Company's business such regulations have not had a significant effect on the results of operations.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         The carrying amounts approximate fair values as of December 31, 1997 and 1998 for cash, restricted securities, accounts receivable and accounts payable because of the short-term maturities of those instruments.

         The Company does not believe it is practical to estimate the fair value of the letter of credit (Note 4) and does not believe exposure to loss is likely.

         The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the underlying agreements have been recently negotiated and rates are tied to short-term indices. The fair values of the Senior Notes equal their carrying value based on quoted market prices.

         The fair value of the interest rate instruments are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. At December 31, 1997, the Company estimates it would have paid $400,000.

NOTE 10.  SALE LEASEBACK TRANSACTION

         In September 1998, the Company entered into six sale-leaseback transactions aggregating $1.3 million whereby the Company sold advertising displays in the Southeast. There was no significant gains (losses) resulting from these transactions.

         The related leases are being accounted for as capital leases. The assets were leased back from the purchaser for a period of 5 years. The leases contain renewal options at lease termination. The minimum lease payments required by the leases over the next five years are included in Note 5.

         The sale-leaseback agreements contain financial penalties which would be triggered if the Company were to terminate any of the leases early.

                                INDEX TO EXHIBITS

            EXHIBIT

Exhibit
Number                           Description of Exhibit
------                           ----------------------

*3.1 Restated Certificate of Incorporation of the Company certified by the Secretary of State of State of Kansas

*3.2      By-Laws of the Company

*4.1 Indenture dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008 and the 11% Senior Series B Notes due 2008

*4.2      Form of Global Note

*5.1      Opinion of St. John & Wayne, L.L.C., General Counsel of the Company


*10.1 Asset Purchase Agreement, dated as of May 6, 1997, between the Company and Tri-State Systems, Inc.

*10.2 Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign Corporation, Inc.

*10.3 Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008

*10.4 Pledge Agreement dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008

*10.5 Tax Sharing Agreement dated as of May 20, 1998 relating to SGH Holdings, Inc. and the Company

*10.6 Second Amended and Restated Stockholders Agreement, dated as of February 27, 1998

*10.7     Anti-Dilution Agreement, dated as of February 29, 1998

*10.8 Credit Agreement dated as of May 20, 1998 between the Company and The First National Bank of Chicago

*10.9 Asset Purchase Agreement, dated as of September 4, 1998, by and between Tri-State Outdoor Media Group, Inc. and Western Outdoor Advertising Co.

*10.10 Credit Agreement among Tri-State Outdoor Media Group, Inc., the Lending Institutions Party Thereto, as Lenders and The First National Bank of Chicago, as Agent, dated as of September 18, 1998

10.11 Asset Purchase Agreement dated as of June 12, 1998 by and between Tri-State Outdoor Media Group, Inc. and John R. Leslie, Sr., Trading as Leslie Outdoor Advertising. Filed herewith

10.12 Asset Purchase Agreement dated as of July 23, 1998 by and between Tri-State Outdoor Media Group, Inc. and Boone Company, Inc. Filed herewith

10.13 First Amendment to Credit Agreement dated as of March 1, 1999. Filed herewith

10.14     Amendment to Fee Letter dated as of March 1, 1999. Filed herewith

12.0      Computation of Ratio of Earnings to Fixed Charges. Filed herewith

*25.1 Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company

*25.2     Form of Letter of Transmittal

*25.3     Form of Notice of Guaranteed Delivery

*25.4 Form of Exchange Agency Agreement between the Company and IBJ Schroder Bank & Trust Company, as exchange agent

27.1      Financial Data Schedule. Filed herewith

* Incorporated by reference in the Company's registration statement on Form S-4 (Registration Number 333-59137).