Form 10-Q
period 1999-03-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 1999-05-17
CIK 1065983

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE
                                                          NUMBER
       MARCH 31, 1999                                    333-59137

                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                KANSAS                                      48-1061763
  (State or other jurisdiction of                (I.R.S. Employer incorporation
          or organization)                              Identification No.)

        3416 Highway 41 South
             Tifton, GA                                      31793
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

                                                 Yes /X/ No / /

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 1999, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.


                                      (i)

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                                      PAGE NO.
                                                                                       --------
            Item 1.     Financial Statements (unaudited)

                        Balance Sheets at March 31,
                        1999 and December 31,1998.................................       1

                        Statements of Operations for the
                        Three months ended
                        March 31, 1999 and 1998....................................      2

                        Statements of Cash Flows for the Three months ended
                        March 31, 1999 and 1998....................................      3

                        Notes to the Financial Statements..........................      4

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations........................      5

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk.      8

PART II  OTHER INFORMATION

            Item 1.     Legal Proceedings..........................................      8

            Item 2.     Changes in Securities and Use of Proceeds..................      8

            Item 3.     Defaults upon Senior Securities............................      8

            Item 4.     Submission of Matters to a Vote of Security Holders........      8

            Item 5.     Other Information..........................................      8

            Item 6.     Exhibits and Reports on Form 8-K...........................      9


            SIGNATURES.............................................................     10

            Index to Exhibits......................................................     11


                                      (ii)

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                         March 31,        December 31,
                                                                           1999              1998
                                                                         ---------         ---------
                                                                        (unaudited)
Current Assets
  Cash                                                                   $   1,157         $      73
 Restricted securities                                                       5,470             5,401
 Accounts receivable, net of allowance for doubtful
    accounts 1999 $300; 1998 $342                                            3,166             2,710
  Supplies                                                                     435               465
  Prepaid production costs                                                     696               717
  Prepaid site leases, current portion                                       1,518             1,044
  Prepaid commissions, current portion                                         547               662
  Other current assets                                                         163               165
                                                                         ---------         ---------
      Total current assets                                                  13,152            11,237
                                                                         ---------         ---------
Property and Equipment, net                                                 61,595            60,614
                                                                         ---------         ---------
Other Assets
  Intangible assets, net                                                    41,545            42,690
  Prepaid site leases and commissions, long-term portion                       468               459
  Deferred taxes                                                             6,200             6,200
  Other                                                                        386               296
                                                                         ---------         ---------
                                                                            48,599            49,645
                                                                         ---------         ---------
                                                                         $ 123,346         $ 121,496
                                                                         =========         =========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities
  Current portion of long-term debt                                      $   9,220         $   3,402
  Accounts payable                                                             807             1,535
  Accrued interest                                                           4,245             1,510
  Accrued expenses                                                              64               268
  Deferred revenue                                                             362               317
  Due to SGH Holdings, Inc.                                                     25                25
                                                                         ---------         ---------
      Total current liabilities                                             14,723             7,057
Long-Term Debt,
  net of current portion                                                   109,143           112,839
                                                                         ---------         ---------
      Total liabilities                                                    123,866           119,896
                                                                         ---------         ---------
Commitments and Contingencies
Stockholder's Equity (Deficiency)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                   2                 2
  Paid-in capital                                                           16,166            16,166
  Accumulated deficit                                                      (16,688)          (14,568)
                                                                         ---------         ---------
                                                                              (520)            1,600
                                                                         ---------         ---------
                                                                         $ 123,346         $ 121,496
                                                                         =========         =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                Three Months Ended
                                                    March 31,
                                              1999             1998
                                            --------         --------
Net revenues                                $  6,388         $  4,242
                                            --------         --------
Operating expenses:
  Direct operating expenses                    2,239            1,291
  General and administrative                   1,074              720
  Depreciation and amortization                2,231            1,781
                                            --------         --------
                                               5,544            3,792
                                            --------         --------
      Operating income                           844              450
                                            --------         --------
Other income (expense):
  Interest expense                            (3,065)          (1,673)
  Other income                                   100               --
                                            --------         --------
      Total other income (expense)            (2,965)          (1,673)
                                            --------         --------

      Loss before income tax benefit          (2,120)          (1,223)
Income tax benefit                                --              489
                                            --------         --------

      Net loss                              $ (2,120)        $   (734)
                                            ========         ========

Basic loss per common share:

      Net loss                              $(10,600)        $ (3,670)
                                            ========         ========

Weighted common shares outstanding               200              200
                                            ========         ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 1999             1998
                                                               --------         --------
OPERATING ACTIVITIES
  Net loss                                                     $ (2,120)        $   (734)

  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation and amortization                                  2,231            1,781
   Deferred income tax benefit                                       --             (489)
   Accrued interest added to pledged securities                     (69)              --
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                          (456)            (235)
      Supplies and prepaid production costs                          51             (141)
      Prepaid site leases                                          (199)            (160)
      Prepaid commissions                                          (169)            (109)
      Other assets                                                 (132)             (59)
    Increase (decrease) in:
      Accounts payable                                             (728)             331
      Accrued expenses                                             (204)              18
      Accrued interest                                            2,735              152
      Deferred revenue                                               45              114
                                                               --------         --------
        Net cash provided by operating
               activities                                           985              469
                                                               --------         --------

INVESTING ACTIVITIES
  Purchase of property and equipment                             (2,083)            (960)
 Proceeds from sale-and-leaseback transaction                       860               --
 Acquisitions                                                        --          (22,266)
 Other                                                               60               --
                                                               --------         --------
      Net cash  (used in)
          investing activities                                   (1,163)         (23,226)
                                                               --------         --------
FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                           --           22,889
 Proceeds from revolver borrowings                                1,450            1,200
 Principal payments on long-term debt                              (188)              --
 Debt issuance costs                                                 --           (1,356)
                                                               --------         --------
        Net cash provided by
          financing activities                                    1,262           22,733
                                                               --------         --------
        Net increase (decrease) in cash                           1,084              (24)
CASH:
  Beginning                                                          73              132
                                                               --------         --------
  Ending                                                       $  1,157         $    108
                                                               ========         ========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                                   $    328         $    973
                                                               ========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
 Property and equipment acquired under capital leases          $    860         $     --
                                                               ========         ========


                       See Notes to Financial Statements.

                          Notes to Financial Statements
                                   (Unaudited)

   NOTE 1
   BASIS OF REPRESENTATION

The accompanying unaudited financial statements of Tri-State Outdoor Media Group, Inc., (the "Company") have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1998 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1998 incorporated by reference herein.

NOTE 2
FINANCINGS

The Company entered into an amendment to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on March 1, 1999. The amended Credit Agreement consists of a Term Loan A Facility for $14 million and a Revolving Note C Facility for $4 million ("Revolver") with The First Bank of Chicago (the "Credit Facility"). The outstanding balances of Advances (as defined in the Credit Agreement) made under Facility A and Facility C are payable in full on September 30, 2000. Proceeds from the Credit Facility were used to finance the acquisition of Western Outdoor. The Company was required to pay a fee of $385,000 at the loan closing date and will be required to pay an additional fee of $180,000 on June 30, 1999. In addition, if the loan has not been repaid in full by June 30, 1999 an additional fee of $180,000 will be payable September 30, 1999. Also, SGH Holdings, Inc. ("Holdings"), the Company's parent, will be required to issue warrants for 5% of Holdings' common stock if the loan is not repaid by September 30, 1999. The exercise price of the warrants will be nominal. The Credit Facility is collateralized by a first perfected security interest in all of the assets of the Company as well as by a pledge from Holdings of its stock in the Company.

      Available borrowings under the Revolver are permanently reduced on the last day of the quarters ended June 30, 1999 and September 30, 1999 by $1 million, thereby reducing the availability to $2 million on September 30, 1999 until September 30, 2000.

      The Company was required to escrow one year of interest payments with the net proceeds of the Senior Notes (as defined hereon). Following the disbursement of the funds in the escrow account in May 1999, the Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, beginning with the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes is $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to the Credit Facility. There can be no assurance that the cash flow will be sufficient for such purpose and therefore the Company may have to seek additional equity or debt financing. There can be no assurance that the Company will be able to obtain such additional equity or debt financing. Failure to make the interest payments on the Senior Notes or the Credit Facility would have a material adverse effect on the Company.



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in certain sections of this Quarterly Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report on Form 10-Q. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and
(vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net revenues. Net revenues increased 50.6% to $6.4 million for the three months ended March 31, 1999 from $4.2 million for the three months ended March 31, 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western Outdoor Advertising

Co.("Western"), completed in September 1998. These acquisitions accounted for approximately $1.9 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased to $2.2 million for the first quarter of 1999 from $1.3 million for the comparable period in 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western, completed in September 1998. Sales expense increased as a percentage of net revenues from 5.3% in the first quarter of 1998 to 8.5% in 1999 due to an increase in sales personnel from 33 in 1998 to over 50 at the end of March 1999. Lease expense increased as a percentage of net revenues from 14.7% in the first quarter of 1998 to 14.9% in 1999, due to higher lease cost associated with new builds and certain fill-in acquisitions. Production expense increased as a percentage of net revenues from 10.4% in the first quarter of 1998 to 11.8% in 1999, due to production costs associated with the shorter-term contracts assumed in the Unisign acquisition.

General and administrative expenses. General and administrative expenses increased by 49.2% to $1.1 million for the quarter ended March 31, 1999 from $720,000 in 1998, a decrease as a percentage of net revenues to 16.8% from 17.0%.

Depreciation and amortization expense. Depreciation and amortization expense increased to $2.2 million for the quarter ended March 31, 1999 from $1.8 million in 1998 due primarily to the Unisign and Western acquisitions.

Interest expense. Interest expense increased to $3.1 million for the quarter ended 1999 from $1.7 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Unisign and Western acquisitions, as well as the issuance of the Senior Notes (as defined herein) in May 1998.

Income taxes. At December 31, 1998, the Company had net operating loss carry forwards of approximately $20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended March 31, 1999, the Company recorded a valuation allowance of $848,000 on deferred tax assets. At March 31,1999 the total valuation allowance recorded aggregated $2.3 million on deferred tax assets of $8.5 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings and other long-term debt financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds.

On May 20, 1998, the Company sold $100 million in aggregate principal amount of 11% Senior Notes (the "Senior Notes"), and received net proceeds, after underwriting discounts, of $95.3 million. The Company used a portion of the proceeds of the Senior Notes to repay all borrowings and accrued interest under its existing credit facility, which totaled $57.4 million, whereupon that facility was terminated. The Company also used the proceeds of the Senior Notes to repay the $10.0 million loan, plus $232,000 of accrued interest, from Holdings. Additionally, in conjunction with the sale of the Senior Notes, $16.1 million of subordinated intercompany promissory notes including accrued interest of $3.2 million thereon due to Holdings were converted into stockholder's equity.

The Company, as of March 31,1999, had $15.7 million of borrowings outstanding under its credit facility. The Company used the proceeds from the credit facility to pay a portion of the acquisition of Western.

On March 1, 1999, the Credit Agreement was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions and financial covenants.

Net cash provided by operating activities increased to $1.0 million for the first three months of 1999 from $469,000 for the first three months of 1998. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of ($1.6) million as of March 31, 1999, compared to working capital of $4.2 million as of December 31, 1998.

The Company was required to escrow one year of interest payments with a portion of the net proceeds of the Senior Notes. Following the disbursement of the funds in the escrow account in May 1999, the Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, to make the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes is $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to the Credit Facility. There can be no assurance that the cash flow will be sufficient for such purpose, and therefore the Company may have to seek additional equity or debt financing. There can be no assurance that the Company will be able to obtain such additional equity or debt financing. Failure to make the interest payments on the Senior Notes or the Credit Facility would have a material adverse effect on the Company.

YEAR 2000 ISSUE

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

      The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company therefore, believes it has identified all significant internal information technology systems ("IT Systems"). Internal and external resources were utilized to make the required modifications and test Year 2000 compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.). The Company believes it has achieved Year 2000 compliance readiness for its IT and non-IT Systems.

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

      Based on the results of its review of the Year 2000 issues to date, the Company does not believe that a contingency plan to handle the Year 2000 problem is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor the Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenarios which might result in a disruption in service from suppliers in a few isolated places.

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.


                            PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
      None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
      None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.     OTHER INFORMATION
      None

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

      A. Exhibits

            27.1 Financial Data Schedule. Filed herewith.

      B. No reports on Form 8K were filed during the quarter ended
         March 31,1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Tri-State Outdoor Media Group, Inc.


May 14, 1999                        /s/Sheldon G. Hurst
                                    ---------------------
                                    Sheldon G. Hurst
                                    Chief Executive Officer and Director




May 14, 1999                        /s/ William G. McLendon
                                    -------------------
                                    William G. McLendon
                                    Chief Financial Officer, Secretary,
                                    Director and Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------

Exhibit
Number                           Description of Exhibit

3.1       Restated Certificate of Incorporation of the Company certified by the Secretary of State of State of Kansas (1).......................

3.2       By-Laws of the Company (1)..........................................

4.1       Indenture dated as of May 15, 1998 relating to the Company's 11%
          Senior Notes due 2008 and the 11% Senior Series B Notes due 2008 (1)

4.2       Form of Global Note (1).............................................

5.1       Opinion of St. John & Wayne, L.L.C., General Counsel of the
          Company(1)..........................................................

10.1      Asset Purchase Agreement, dated as of May 6, 1997, between the
          Company and Tri-State Systems, Inc.(1)..............................

10.2      Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign Corporation, Inc.(1)........................

10.3      Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008 (1).........................

10.4      Pledge Agreement dated as of May 15, 1998 relating to the Company's
          11% Senior Notes due 2008 (1).......................................

10.5      Tax Sharing Agreement dated as of May 20, 1998 relating to SGH
          Holdings, Inc. and the Company (1)..................................

10.6      Second Amended and Restated Stockholders Agreement, dated as of
          February 27, 1998 (1)...............................................

10.7      Anti-Dilution Agreement, dated as of February 29, 1998 (1)..........

10.8      Credit Agreement dated as of May 20, 1998 between the Company and
          The First National Bank of Chicago (1)..............................

10.9      Asset Purchase Agreement, dated as of September 4, 1998, by and between Tri-State Outdoor Media Group, Inc. and Western Outdoor
          Advertising Co.(1)..................................................

10.10     Credit Agreement among Tri-State Outdoor Media Group, Inc., the
          Lending Institutions Party Thereto, as Lenders and The First
          National Bank of Chicago, as

          Agent, dated as of September 18, 1998 (1)...........................

10.11     Asset Purchase Agreement dated as of June 12, 1998 by and between
          Tri-State Outdoor Media Group, Inc. and John R. Leslie, Sr.,
          Trading as Leslie Outdoor Advertising (2)...........................

10.12     Asset Purchase Agreement dated as of July 23, 1998 by and between
          Tri-State Outdoor Media Group, Inc. and Boone Company, Inc (2)......

10.13     First Amendment to Credit Agreement dated as of March 1, 1999 (2)...

10.14     Amendment to Fee Letter dated as of March 1, 1999 (2)...............

12.0      Computation of Ratio of Earnings to Fixed Charges (2). .............

25.1      Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder
          Bank & Trust Company (1)............................................

25.2      Form of Letter of Transmittal (1)...................................

25.3      Form of Notice of Guaranteed Delivery (1)...........................

25.4      Form of Exchange Agency Agreement between the Company and IBJ
          Schroder Bank & Trust Company, as exchange agent (1)................

27.1      Financial Data Schedule. Filed herewith.............................


(1) Incorporated by reference in the Company's registration statement on Form S-4 (Registration Number 333-59137).

(2) Incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration Number 333-59137).