Form 10-Q
period 1999-06-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 1999-08-13
CIK 1065983

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
        JUNE 30, 1999                                           333-59137

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             KANSAS                                             48-1061763
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

       3416 Highway 41 South
             Tifton, GA                                           31793
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

                                 Yes /X/ No / /

              Indicate the number of shares outstanding of each of
              the issuer's classes of common stock as of the latest
                     practicable date. As of June 30, 1999,
                      there were issued and outstanding 200
                           shares of the registrant's
                    Common Stock, par value $10.00 per share.

                                       (1)

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                                                   PAGE NO.
                  Item 1.  Financial Statements (unaudited)

                                    Balance Sheets at June 30,
                                    1999 and December 31, 1998................................      1

                                    Statements of Operations for the
                                    Three Months ended June 30, 1999 and 1998 and Six Months
                                    ended June 30, 1999 and 1998..............................      2

                                    Statements of Cash Flows for the Six Months
                                    ended June 30, 1999 and 1998 .............................      3

                                    Notes to the Financial Statements.........................      5

                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations.......................      6

                  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........     10

PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings..................................................     10

                  Item 2.  Changes in Securities and Use of Proceeds .........................     10

                  Item 3.  Defaults upon Senior Securities....................................     10

                  Item 4.  Submission of Matters to a Vote of Security Holders ...............     10

                  Item 5.  Other Information..................................................     10

                  Item 6.  Exhibits and Reports on Form 8-K...................................     10

                  SIGNATURES..................................................................     11

                  Index to Exhibits ..........................................................     12

                                      (2)

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                    June 30,         December 31,
                                                                     1999                1998
                                                                     ----                ----
                                                                  (unaudited)

Current Assets
  Cash                                                             $     156         $      73
  Restricted securities                                                   --             5,401
  Accounts receivable, net of allowance for doubtful
    accounts 1999 $312; 1998 $342                                      3,164             2,710
  Supplies                                                               717               465
  Prepaid production costs                                               680               717
  Prepaid site leases, current portion                                 1,678             1,044
  Prepaid commissions, current portion                                   737               662
  Other current assets                                                   263               165
                                                                   ---------         ---------
         Total current assets                                          7,395            11,237
                                                                   ---------         ---------
Property and Equipment, net                                           62,699            60,614
                                                                   ---------         ---------
Other Assets
  Intangible assets, net                                              40,764            42,690
  Prepaid site leases and commissions, long-term portion                 468               459
  Deferred taxes                                                       6,200             6,200
  Other                                                                  391               296
                                                                   ---------         ---------
                                                                      47,823            49,645
                                                                   ---------         ---------
                                                                   $ 117,917         $ 121,496
                                                                   =========         =========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities
  Current portion of long-term debt                                $   7,400         $   3,402
  Accounts payable                                                       867             1,535
  Accrued interest                                                     1,519             1,510
  Accrued expenses                                                        84               268
  Deferred revenue                                                       343               317
  Due to SGH Holdings, Inc.                                               25                25
                                                                   ---------         ---------
         Total current liabilities                                    10,238             7,057
Long-Term Debt,
  net of current portion                                             110,168           112,839
                                                                   ---------         ---------
         Total liabilities                                           120,406           119,896
                                                                   ---------         ---------
Commitments and Contingencies
Stockholder's Equity (Deficiency)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                             2                 2
  Paid-in capital                                                     16,166            16,166
  Accumulated deficit                                                (18,657)          (14,568)
                                                                   ---------         ---------
                                                                      (2,489)            1,600
                                                                   ---------         ---------
                                                                   $ 117,917         $ 121,496
                                                                   =========         =========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       Three Months Ended                Six Months Ended
                                                                            June 30,                          June 30,
                                                                     1999             1998             1999              1998
                                                                     ----             ----             ----              ----
Net revenues                                                       $  6,694         $  5,171         $ 13,082         $  9,413
                                                                   --------         --------         --------         --------
Operating expenses:
  Direct operating expenses                                           2,335            1,888            4,574            3,179
  General and administrative                                          1,046              746            2,120            1,466
  Depreciation and amortization                                       2,183            2,246            4,414            4,027
                                                                   --------         --------         --------         --------
                                                                      5,564            4,880           11,108            8,672
                                                                   --------         --------         --------         --------
         Operating income                                             1,130              291            1,974              741
                                                                   --------         --------         --------         --------
Other income (expense):
   Interest expense                                                  (3,121)          (2,525)          (6,186)          (4,198)
  Other income                                                           36               92              136               92
                                                                   --------         --------         --------         --------
         Total other income (expense)                                (3,085)          (2,433)          (6,050)          (4,106)
                                                                   --------         --------         --------         --------
        Loss before income tax benefit and extraordinary
         loss on early extinguishment of debt                        (1,955)          (2,142)          (4,076)          (3,365)
Income tax benefit                                                       --              858               --            1,347
                                                                   --------         --------         --------         --------
         Loss before extraordinary loss on early
         extinguishment of debt                                      (1,955)          (1,284)          (4,076)          (2,018)
         Extraordinary loss on early extinguishment of
         debt                                                            --           (2,089)              --           (2,089)
                                                                   --------         --------         --------         --------
         Net loss                                                  $ (1,955)        $ (3,373)        $ (4,076)        $ (4,107)
                                                                   ========         ========         ========         ========

Basic loss per common share:
         Loss before extraordinary loss on early
         extinguishment of debt                                    $ (9,775)        $ (6,420)        $(20,380)        $(10,090)
         Extraordinary loss on early extinguishment of debt              --           10,445               --           10,445
                                                                   --------         --------         --------         --------
              Net loss                                             $ (9,775)        $(16,865)        $(20,380)        $(20,535)
                                                                   ========         ========         ========         ========

Weighted common shares outstanding                                      200              200              200              200
                                                                   ========         ========         ========         ========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   1999               1998
                                                                   ----               ----
OPERATING ACTIVITIES
  Net loss                                                      $  (4,076)        $  (4,107)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                  4,414             4,027
     Deferred income tax benefit                                       --            (2,740)
     Loss on early extinguishment of debt                              --             2,089
     Accrued interest added to principle                               --               834
     Accrued interest on pledged securities                          (104)
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                         (454)             (901)
         Supplies and prepaid production costs                       (215)              257
         Prepaid site leases                                         (359)             (327)
         Prepaid commissions                                         (360)             (153)
         Other assets                                                (293)             (713)
      Increase (decrease) in:
         Accounts payable                                            (668)              297
         Accrued interest and other accrued expenses                 (175)            1,149
         Deferred revenue                                              26               137
                                                                ---------         ---------
           Net cash used in operating
                 activities                                        (2,264)             (151)
                                                                ---------         ---------

INVESTING ACTIVITIES
  Purchase of property and equipment                               (4,255)           (2,303)
  Proceeds from sale-and-leaseback transaction                        970                --
  Acquisitions                                                         --           (23,093)
  Proceeds from sale of pledged securities                          5,504                --
  Purchase of securities held for investments                          --            (7,965)
  Purchase of pledged securities                                       --           (10,484)
  Other                                                                60                --
                                                                ---------         ---------
         Net cash provided by (used in)
             investing activities                                   2,279           (43,845)
                                                                ---------         ---------

FINANCING ACTIVITIES
 Proceeds from issuance of senior subordinated notes                   --           100,000
 Borrowings under long-term debt agreement                             --            22,889
 Proceeds from revolver borrowings                                  1,650                --
 Payments on revolver borrowings                                       --            (4,950)
 Principal payments on long-term debt                              (1,293)          (59,087)
 Debt issuance costs                                                 (289)           (5,650)
                                                                ---------         ---------
           Net cash provided by
             financing activities                                      68            53,202
                                                                ---------         ---------
           Net increase in cash                                        83             9,206
CASH:
  Beginning                                                            73               132
                                                                ---------         ---------
  Ending                                                        $     156         $   9,338
                                                                =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                     $   6,173         $   3,467
                                                                =========         =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Conversion of subordinated debentures to preferred stock        $      --         $  16,140
                                                                =========         =========
Property and equipment acquired under capital leases            $     970         $      --
                                                                =========         =========

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1998 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1998 incorporated by reference herein.

NOTE 2
FINANCINGS

     The Company entered into an amendment to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on March 1, 1999. The amended Credit Agreement consists of a Term Loan A Facility for $14 million and a Revolving Note C Facility for $4 million ("Revolver") with The First Bank of Chicago. The outstanding balances of advances (as defined therein) made under Facility A and Facility C are payable in full on September 30, 2000. Proceeds from the Credit Agreement were used to finance the acquisition of Western Outdoor. Also, SGH Holdings, Inc. ("Holdings"), the Company's parent, will be required to issue warrants for 5% of Holdings' common stock if the loan is not repaid by September 30, 1999. The exercise price of the warrants will be nominal. The credit agreement is collateralized by a first perfected security interest in all of the assets of the Company as well as by a pledge from Holdings of its stock in the Company.

     An Amended and Restated Loan Agreement ("The Agreement") was executed on August 12, 1999 which consists of a term loan for $10 million and a revolving credit of $10 million of which $2 million is restricted for payment of interest. The Agreement provides for among other things the return of all warrants to the company and no principle payment until January 1, 2001.

         All terms and conditions of The Agreement are effective except the increase in availability from $16 million to $20 million that is contingent upon the raising of $4 million in equity. The Company expects a commitment and funding of the additional equity in the near future.

         The Company was required to escrow one year of interest payments with the net proceeds of the Senior Notes. Following the disbursement of the funds in the escrow account in May 1999, the Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, beginning with the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     Net revenues. Net revenues increased 29.5% to $6.7 million for the three months ended June 30, 1999 from $5.2 million for the three months ended June 30, 1998. Most of this increase was the result of the acquisition of Western Outdoor Advertising Co. ("Western"), completed in September 1998. This acquisition accounted for approximately $1.1 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 21.1% to $2.3 million for the second quarter of 1999 from $1.9 million for the comparable period in 1998. Most of this increase was the result of the Western acquisition, completed in September 1998. Sales expense decreased as a percentage of net revenues from 9.1% in the second quarter of 1998 to 8.2% in 1999 due to operating leverage. Lease expense increased as a percentage of net revenues from 14.1% in the second quarter of 1998 to 15.1% in 1999, primarily due to the addition of lease personnel. Production expense decreased as a percentage of net revenues from 13.3% in the second quarter of 1998 to 11.6% in 1999, due a shift in sales mix towards longer-term contracts.

General and administrative expenses. General and administrative expenses increased by 40.2% to $1.0 million for the quarter ended June 30, 1999 from $746,000 in 1998, an increase as a percentage of net revenues to 15.6% from 14.4% primarily due to the Western acquisition.

 Depreciation and amortization expense. Depreciation and amortization expense remained flat at $2.2 million for the quarter ended June 30, 1999 from $2.2 million in 1998.

  Interest expense. Interest expense increased to $3.1 million for the quarter ended 1999 from $2.5 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Western acquisition, as well as the issuance of the Senior Notes (as defined herein) in May 1998.

Income taxes. At December 31, 1998, the Company had net operating loss carry forwards of approximately $20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended June 30, 1999, the Company recorded a valuation allowance of $782,000 on deferred tax assets. At June 30,1999 the total valuation allowance recorded aggregated $3.1 million on deferred tax assets of $9.3 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
    1998

     Net revenues. Net revenues increased 39.0% to $13.1 million for the six months ended June 30,1999 from $9.4 million for the six months ended June 30, 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western, completed in September 1998. These acquisitions accounted for approximately $2.9 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 43.8% to $4.6 million for the first six months of 1999 from $3.2 million for the comparable period in 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western, completed in September 1998. Sales expense increased as a percentage of net revenues from 7.5% in the first six months of 1998 to 8.3% in 1999 due to an increase in sales personnel from 33 in 1998 to over 50 at the end of June 1999. Lease expense increased as a percentage of net revenues from 14.8% in the first six months of 1998 to 15.0% in 1999 primarily due to the addition of lease personnel. Production expense increased as a percentage of net revenues from 11.4% in the first six months of 1998 to 11.7% in 1999, primarily due to higher sign maintenance expense.

General and administrative expenses. General and administrative expenses increased by 44.6% to $2.1 million for the six months ended June 30, 1999 from $1.5 million in 1998, an increase as a percentage of net revenues to 16.2% from 15.6% due primarily to the Unisign and Western acquisitions.

 Depreciation and amortization expense. Depreciation and amortization expense increased to $4.4 million for the six months ended June 30, 1999 from $4.0 million in 1998 due primarily to the Unisign and Western acquisitions.

 Interest expense. Interest expense increased to $6.2 million for the six months ended 1999 from $4.2 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Unisign and Western acquisitions, as well as the issuance of the Senior Notes (as defined herein) in May 1998.

Income taxes. At December 31, 1998, the Company had net operating loss carry forwards of approximately $20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the six months ended June 30, 1999, the Company recorded a valuation allowance of $1.6 million on deferred tax assets. At June 30,1999 the total valuation allowance recorded aggregated $3.1 million on deferred tax assets of $9.3 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


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

The Company, as of June 30,1999, had $14.9 million of borrowings outstanding under its credit facility. The Company used the proceeds from the credit facility to pay a portion of the acquisition of Western.

On August 12, 1999, the Credit Agreement was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions, and financial covenants. The current availability under the Credit Agreement is $16 million and upon the infusion of $4 million of equity would be $20 million.

Net cash used in operating activities was ($2.3) million for the first six months of 1999 from ($151,000) for the first six months of 1998. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital deficit of ($2.8) million as of June 30, 1999, compared to working capital of $4.2 million as of December 31, 1998. Under The Agreement there is no current portion of long-term debt. Working capital consistent with The Agreement would have been $3.7 million as of June 30, 1999.

The Company was required to escrow one year of interest payments with the net proceeds of the Senior Notes. The Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, to make the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

         B. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Tri-State Outdoor Media Group, Inc.


August 16, 1999                        /s/Sheldon G. Hurst
                                       -------------------
                                       Sheldon G. Hurst
                                       Chief Executive Officer and Director



August 16, 1999                        /s/ William G. McLendon
                                       -----------------------
                                       William G. McLendon
                                       Chief Financial Officer, Secretary,
                                        Director and Principal Accounting
                                        Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.


Exhibit
Number                                                Description of Exhibit
------                                                ----------------------
3.1            Restated Certificate of Incorporation of the Company certified by the Secretary of State of State of Kansas (1).......................................................................................

3.2            By-Laws of the Company (1)..........................................................................

4.1            Indenture dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008 and the 11%
               Senior Series B Notes due 2008 (1)..................................................................

4.2            Form of Global Note (1).............................................................................

5.1            Opinion of St. John & Wayne, L.L.C., General Counsel of the Company (1).............................

10.1           Asset Purchase Agreement, dated as of May 6, 1997, between the Company and Tri-State Systems,
               Inc.(1).............................................................................................

10.2           Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign
               Corporation, Inc.(1)................................................................................

10.3           Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008 (1)........................................................................................

10.4           Pledge Agreement dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008 (1)...

10.5           Tax Sharing Agreement dated as of May 20, 1998 relating to SGH Holdings, Inc. and the Company (1)...

10.6           Second Amended and Restated Stockholders Agreement, dated as of February 27, 1998 (1)...............

10.7           Anti-Dilution Agreement, dated as of February 29, 1998 (1)..........................................

10.8           Credit Agreement dated as of May 20, 1998 between the Company and The First National Bank of
               Chicago (1).........................................................................................

10.9           Asset Purchase Agreement, dated as of September 4, 1998, by and between Tri-State Outdoor Media
               Group, Inc. and Western Outdoor Advertising Co.(1)..................................................

10.10          Credit Agreement among Tri-State Outdoor Media Group, Inc., the Lending Institutions Party Thereto,
               as Lenders and The First National Bank of Chicago, as Agent, dated as of September 18, 1998 (1).....

10.11          Asset Purchase Agreement dated as of June 12, 1998 by and between Tri-State Outdoor Media Group,
               Inc. and John R. Leslie, Sr., Trading as Leslie Outdoor Advertising (2).............................

10.12          Asset Purchase Agreement dated as of July 23, 1998 by and between Tri-State Outdoor Media Group,
               Inc. and Boone Company, Inc (2)....................................................................

10.13          First Amendment to Credit Agreement dated as of March 1, 1999 (2). .................................

10.14          Amendment to Fee Letter dated as of March 1, 1999 (2)...............................................

12.0           Computation of Ratio of Earnings to Fixed Charges (2). .............................................

25.1           Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company (1)............

25.2           Form of Letter of Transmittal (1)...................................................................

25.3           Form of Notice of Guaranteed Delivery (1)...........................................................

25.4           Form of Exchange Agency Agreement between the Company and IBJ Schroder Bank & Trust Company, as
               exchange agent (1)..................................................................................

27.1           Financial Data Schedule. Filed herewith.............................................................


----------------------------
(1) Incorporated by reference in the Company's registration statement on Form S-4 (Registration Number 333-59137).
(2) Incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (Registration Number 333-59137).