Form 10-Q
period 1999-09-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 1999-11-15
CIK 1065983

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE QUARTERLY PERIOD ENDED                         COMMISSION FILE NUMBER
      SEPTEMBER 30,                                         1999 333-59137

                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         KANSAS                                             48-1061763
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              3416 Highway 41 South
                                Tifton, GA                  31793
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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 1999, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
Item 1.  Financial Statements (unaudited)

   Balance Sheets at September 30, 1999 and December 31,1998 ..........        1

   Statements of Operations for the Three Months ended September 30,
     1999 and 1998 and Nine Months ended September 30, 1999 and 1998 ..        2

   Statements of Cash Flows for the Nine Months ended September 30,
     1999 and 1998 ....................................................        3

   Notes to the Financial Statements ..................................        5

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations ................................        6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...        9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................        9

Item 2.  Changes in Securities and Use of Proceeds ....................        9

Item 3.  Defaults upon Senior Securities ..............................        9

Item 4.  Submission of Matters to a Vote of Security Holders ..........        9

Item 5.  Other Information ............................................        9

Item 6.  Exhibits and Reports on Form 8-K .............................        9

SIGNATURES ............................................................       10

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             September 30,       December 31,
                                                                1999                1998
                                                              ---------           ---------
                                                             (unaudited)
Current Assets
  Cash                                                         $     88           $     73
  Restricted securities                                              --              5,401
  Accounts receivable, net of allowance for doubtful
    accounts 1999 $275; 1998 $342                                 3,610              2,710
  Supplies                                                          707                465
  Prepaid production costs                                          653                717
  Prepaid site leases, current portion                            1,673              1,044
  Prepaid commissions, current portion                              639                662
  Other current assets                                              282                165
                                                               --------           --------
         Total current assets                                     7,652             11,237
                                                               --------           --------
Property and Equipment, net                                      63,879             60,614
                                                               --------           --------
Other Assets
  Intangible assets, net                                         41,250             42,690
  Prepaid site leases and commissions, long-term portion            683                459
  Deferred taxes                                                  6,200              6,200
  Other                                                             400                296
                                                               --------           --------
                                                                 48,533             49,645
                                                               --------           --------
                                                               $120,064           $121,496
                                                               ========           ========

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities
  Current portion of long-term debt                            $     612         $   3,402
  Accounts payable                                                 1,031             1,535
  Accrued interest                                                 4,217             1,510
  Accrued expenses                                                    81               268
  Deferred revenue                                                   334               317
  Due to SGH Holdings, Inc.                                           25                25
                                                               ---------         ---------
         Total current liabilities                                 6,300             7,057
Long-Term Debt,
  net of current portion                                         118,347           112,839
                                                               ---------         ---------
         Total liabilities                                       124,647           119,896
                                                               ---------         ---------
Commitments and Contingencies
Stockholder's Equity (Deficiency)
  Common stock, par value, $10 per share;
    authorized 10,000 shares; issued and
    outstanding, 200 shares                                            2                 2
  Paid-in capital                                                 16,166            16,166
  Accumulated deficit                                            (20,750)          (14,568)
                                                               ---------         ---------
                                                                  (4,583)            1,600
                                                               ---------         ---------
                                                               $ 120,064         $ 121,496
                                                               =========         =========




                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                     Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     1999            1998            1999           1998
                                                                     ----            ----            ----           ----
Net revenues                                                      $  6,741        $  5,280        $ 19,823        $ 14,693
                                                                  --------        --------        --------        --------
Operating expenses:
  Direct operating expenses                                          2,430           2,063           7,004           5,242
  General and administrative                                           968             876           3,088           2,342
  Depreciation and amortization                                      2,232           2,091           6,655           6,118
                                                                  --------        --------        --------        --------
                                                                     5,130           5,030          16,749          13,702
                                                                  --------        --------        --------        --------
         Operating income                                            1,111             250           3,076             991
                                                                  --------        --------        --------        --------
Other income (expense):
   Interest expense                                                 (3,208)         (2,883)         (9,394)         (7,081)
  Other income                                                          --             133             136             225
                                                                  --------        --------        --------        --------
         Total other income (expense)                               (3,208)         (2,750)         (9,258)         (6,856)
                                                                  --------        --------        --------        --------
        Loss before income tax benefit and extraordinary
          loss on early extinguishment of debt                      (2,097)         (2,500)         (6,182)         (5,865)
Income tax benefit                                                      --             981              --           2,328
                                                                  --------        --------        --------        --------
         Loss before extraordinary loss on early
         extinguishment of debt                                     (2,097)         (1,519)         (6,182)         (3,537)
         Extraordinary loss on early extinguishment
         of debt                                                        --              --              --          (2,089)
                                                                  --------        --------        --------        --------
         Net loss                                                 $ (2,097)       $ (1,519)       $ (6,182)       $ (5,626)
                                                                  ========        ========        ========        ========
Basic loss per common share:
         Loss before extraordinary loss on early
         extinguishment of debt                                   $(10,485)       $ (7,595)       $(30,910)       $ 17,685
         Extraordinary loss on early extinguishment of debt             --              --              --         (10,445)
                                                                  --------        --------        --------        --------
              Net loss                                            $(10,485)       $ (7,595)       $(30,910)       $(28,130)
                                                                  ========        ========        ========        ========
Weighted common shares outstanding                                     200             200             200             200
                                                                  ========        ========        ========        ========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   1999             1998
                                                                ---------        ---------
OPERATING ACTIVITIES
  Net loss                                                      $  (6,171)       $  (5,626)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                  6,644            6,118
     Deferred income tax benefit                                       --           (3,721)
     Loss on early extinguishment of debt                              --            2,089
     Accrued interest added to principle                               --              834
     Accrued interest on pledged securities                          (104)            (145)
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                         (901)          (1,027)
         Supplies and prepaid production costs                       (178)            (329)
         Prepaid site leases                                         (372)            (256)
         Prepaid commissions                                         (458)            (208)
         Other assets                                                (787)            (206)
      Increase (decrease) in:
         Accounts payable                                            (624)           1,241
         Accrued interest and accrued expenses                      2,519            3,642
         Deferred revenue                                              17               (6)
                                                                ---------        ---------
           Net cash provided by (used in) operating
                 activities                                          (415)           2,400
                                                                ---------        ---------
INVESTING ACTIVITIES
  Purchase of property and equipment                               (6,783)          (6,754)
  Proceeds from sale-and-leaseback transaction                      1,975               --
  Acquisitions                                                         --          (53,653)
  Proceeds from securities held for investment                      5,504            7,965
  Purchase of securities held for investment                           --           (7,965)
  Purchase of pledged securities                                       --          (10,484)
  Other                                                                60               --
                                                                ---------        ---------
         Net cash provided by (used in)
             investing activities                                     756          (70,891)
                                                                ---------        ---------
FINANCING ACTIVITIES
 Proceeds from issuance of senior subordinated notes                   --          100,000
Deferred financing costs                                           (1,069)          (6,058)
 Borrowings under long-term debt agreement                            275           37,793
 Proceeds from revolver borrowings                                  5,120            2,000
 Payments on revolver borrowings                                       --           (4,950)
 Principal payments on long-term debt                              (4,652)         (59,087)
                                                                ---------        ---------
           Net cash provided by (used in)
             financing activities                                    (326)          69,698
                                                                ---------        ---------
           Net increase in cash                                        15            1,207
CASH:
  Beginning                                                            73              132
                                                                ---------        ---------
  Ending                                                        $      88        $   1,339
                                                                =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                     $   6,585        $   3,520
                                                                =========        =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Conversion of subordinated debentures to preferred stock               --        $  16,140
                                                                                 =========
Property and equipment acquired under capital leases            $   1,975        $      --
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1998 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1998 incorporated by reference herein.

NOTE 2
FINANCINGS

         The Company entered into an amended and restated loan agreement ("The Agreement") to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on August 12, 1999. The Agreement consists of a term loan for $10 million and a revolving credit of $10 million of which $2 million is restricted for payment of interest. The Agreement provides for among other things the return of all warrants to the company and no principal payment until January 1, 2001. On October 15, 1999, $19 million of debt for acquisitions was provided to SGH Holdings, Inc., the parent of the Company, which contributed the funds to the Company in the form of equity.

         The Company was required to escrow one year of interest payments with the net proceeds of the Senior Notes. Following the disbursement of the funds in the escrow account in May 1999, the Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, beginning with the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. As of this date, the Company has $8 million available under its revolver. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues. Net revenues increased 26.4% to $6.7 million for the three months ended September 30, 1999 from $5.3 million for the three months ended September 30, 1998. Most of this increase was the result of the acquisition of Western Outdoor Advertising Co.("Western"), completed in September 1998. This acquisition accounted for approximately $1.1 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 14.3% to $2.4 million for the third quarter of 1999 from $2.1 million for the comparable period in 1998. Most of this increase was the result of the Western acquisition, completed in September 1998. Sales expense increased as a percentage of net revenues from 9.0% in the third quarter of 1998 to 9.4% in 1999 due to an increase in sales personnel. Lease expense decreased as a percentage of net revenues from 16.7% in the third quarter of 1998 to 14.6% in 1999, primarily due to operating leverage resulting from relatively fixed lease cost. Production expense decreased as a percentage of net revenues from 13.3% in the third quarter of 1998 to 12.0% in 1999, due to a shift in sales mix.

General and administrative expenses. General and administrative expenses increased by 14.2% to $1.0 million for the quarter ended September 30, 1999 from $876,000 in 1998, a decrease as a percentage of net revenues to 14.4% from 16.5% primarily due to operating leverage.

 Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million for the quarter ended September 30, 1999 from $2.1 million in 1998. The increase is due primarily to the Western acquisition.

  Interest expense. Interest expense increased to $3.2 million for the quarter ended 1999 from $2.9 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Western acquisition.

Income taxes. At December 31, 1998, the Company had net operating loss carry forwards of approximately $20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended September 30, 1999, the Company recorded a valuation allowance of $838,000 on deferred tax assets. At September 30,1999 the total valuation allowance recorded aggregated $3.9 million on deferred tax assets of $10.1 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues. Net revenues increased 34.7% to $19.8 million for the nine months ended September 30,1999 from $14.7 million for the nine months ended September 30, 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western Outdoor Advertising Co.("Western"), completed in September 1998. These acquisitions accounted for approximately $4.1 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 34.6% to $7.0 million for the first nine months of 1999 from $5.2 million for the comparable period in 1998. Most of this increase was the result of the acquisition of Unisign, completed in March 1998 and Western, completed in September 1998. Sales expense increased as a percentage of net revenues from 8.1% in the first nine months of 1998 to 8.7% in 1999 due to an increase in sales personnel from 33 in 1998 to over 50 at the end of September 1999. Lease expense decreased as a percentage of net revenues from 15.5% in the first nine months of 1998 to 14.9% in 1999 primarily due to operating leverage resulting from relatively fixed lease cost. Production expense decreased as a percentage of net revenues from 12.1% in the first nine months of 1998 to 11.8% in 1999, due to a shift in sales mix.

General and administrative expenses. General and administrative expenses increased by 31.9% to $3.1 million for the nine months ended September 30, 1999 from $2.3 million in 1998, a decrease as a percentage of net revenues to 15.6% from 15.9% due primarily to operating leverage.

 Depreciation and amortization expense. Depreciation and amortization expense increased to $6.7 million for the nine months ended September 30, 1999 from $6.1 million in 1998 due primarily to the Unisign and Western acquisitions.

 Interest expense. Interest expense increased to $9.4 million for the nine months ended 1999 from $7.1 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Unisign and Western acquisitions, as well as the issuance of the Senior Notes (as defined herein) in May 1998.

Income taxes. At December 31, 1998, the Company had net operating loss carry forwards of approximately $20.3 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the nine months ended September 30, 1999, the Company recorded a valuation allowance of $2.5 million on deferred tax assets. At September 30,1999 the total valuation allowance recorded aggregated $3.9 million on deferred tax assets of $10.1 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings, other long-term debt financing, equity financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds and equity financing.

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

On August 12, 1999, the Credit Agreement was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions, and financial covenants. As of September 30,1999, the Company had $15.4 million of borrowings outstanding under its credit facility. The Company used the proceeds from the credit facility to pay a portion of the acquisition of Western. On October 15, 1999, $19 million of debt for acquisitions was provided to SGH Holdings, Inc., the parent of the Company, which contributed the funds to the Company in the form of equity. Of the $19 million, $16.4 million has been used for acquisitions. The current availability under the Credit Agreement is $8 million.

Net cash used in operating activities was ($.4) million for the first nine months of 1999 compared to net cash provided from operating activities of $2.4 million for the first nine months of 1998. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital of $1.4 million as of September 30, 1999, compared to working capital of $4.2 million as of December 31, 1998. Under The Agreement there is no current portion of long-term debt.

The Company was required to escrow one year of interest payments with the net proceeds of the Senior Notes. The Company must begin providing for the payment of interest from the Company's cash flow or borrowings, if available, to make the November 15, 1999 Senior Notes interest payment in the amount of $5.5 million. Annual interest payments on the Senior Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. As of this date, the Company has $8 million available under its revolver. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         A. Exhibits
              10.15  Amended and Restated Credit Agreement.
              27.1    Financial Data Schedule. Filed herewith.

         B. No reports on Form 8K were filed during the quarter ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Tri-State Outdoor Media Group, Inc.


November 15, 1999             /s/Sheldon G. Hurst
                              ---------------------
                              Sheldon G. Hurst
                              Chief Executive Officer and Director



November 15, 1999             /s/ William G. McLendon
                              -------------------
                              William G. McLendon
                              Chief Financial Officer, Secretary, Director and
                              Principal Accounting Officer