Form 10-K405
period 1999-12-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2000-03-30
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes (X) No ( )

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2000: is $0.

         The number of shares of the registrant's Common Stock outstanding as of March 15, 2000: 200 shares.

                                 Yes ( ) No (X)

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                     PART I

         Item 1            Business                                                                                 1
                           General Development of Business                                                          1
                           Business Strategy                                                                        3
                           Inventory                                                                                4
                           Markets                                                                                  5
                           Customers                                                                                6
                           Contracts                                                                                7
                           Local Market Operations                                                                  7
                           Production                                                                               7
                           Competition                                                                              8
                           Government Regulations                                                                   9
                           Employees                                                                               10
         Item 2            Properties                                                                              10
         Item 3            Legal Proceedings                                                                       11
         Item 4            Submission of Matters to a Vote of Security Holders                                     11

                                     PART II

         Item 5            Market for Registrant's Common Stock and Related
                                    Stock Holder Matters                                                           11
         Item 6            Selected Financial Data                                                                 12
         Item 7            Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                            14
         Item 7A           Quantitative and Qualitative Disclosures About Market Risk                              22
         Item 8            Financial Statements                                                                    22
         Item 9            Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                                            22

                                    PART III

         Item 10           Directors and Executive Officers of the Registrant                                      23
         Item 11           Executive Compensation                                                                  24
         Item 12           Security Ownership of Certain Beneficial Owners and Management                          25
         Item 13           Certain Relationships and Related Transactions                                          27

                                     PART IV

         Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                         27

         NOTE:  REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K of Tri-State Outdoor Media Group, Inc. ("Tri-State" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could, " "estimate, " "expect, " "intent, " "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in each part of this Annual Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (1) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and (vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under
Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         The Company is a leading highway directional outdoor advertising company. As of December 31, 1999, the Company operated over 13,707 outdoor advertising displays, including 11,759 bulletins and 1,948 posters, in 29 states in the United States. Essentially all of the Company's billboards are located outside urban areas. The Company offers a full line of outdoor advertising services to its customers, including creative design, production, installation and maintenance of advertising displays. In 1999, over 95% of the Company's net revenues was generated by local businesses, including local franchisees of national chains, with no one customer accounting for as much as 2% of its net revenues.

         Highway directional billboards are usually located along interstate highways and primary and secondary roads and are used by local businesses to alert and direct motorists to the advertiser's place of business. Many of the Company's principal customers, which include motels and hotels, restaurants and gasoline retailers, depend on strategically located billboards as the only effective, cost-efficient means to reach their target customers. As a result, these advertisers will usually purchase a billboard display under long-term contracts and leave the original advertising copy in place for the duration of the contract. As of December 31, 1999, over 83% of our bulletin advertising contracts had an original term of at least 18 months and 68% had an original term of at least 36 months. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs and has leverage its sales force, resulting in higher cash flow margins.

         Since 1993, the Company has continued to pursue an aggressive acquisition strategy, completing over 32 asset acquisitions. During this period, the Company completed both "new market" and "fill-in" acquisitions. New market acquisitions are acquisitions of outdoor advertising assets not contiguous of the Company's existing markets.

Fill-in acquisitions are generally acquisitions in or adjacent to the Company's existing markets that involve the purchase of outdoor advertising displays only, resulting in the elimination of virtually all personnel and related costs of the acquired businesses.

         During 1998, the Company completed 2 significant acquisitions:

         - Unisign Acquisition. On March 2, 1998, the Company acquired virtually all of the outdoor advertising assets of Unisign Corporation, Inc. and assumed certain capitalized leases for a total acquisition cost of $22.0 million. As a result of this new market acquisition, 1,421 display faces in Kentucky, West Virginia and Ohio were added to the Company's portfolio.

         - Western Acquisition. On September 18, 1998, the Company acquired substantially all of the outdoor advertising assets of Western Outdoor Advertising Co. for a total purchase price of $ 26.8 million. In this fill-in acquisition, the Company acquired 2,439 display faces in 19 states concentrated in Iowa, Texas, Nebraska, Missouri, Oklahoma and Kansas. The Company had existing operations in 11 of the 19 states served by Western.

         In addition to the 2 significant acquisitions discussed above, in 1999 the Company completed several smaller fill-in acquisitions totaling more than $16.4 million in total purchase price whereby the Company added 1,149 display faces to its inventory. Those in excess of $1 million are listed below.

                                                                      Purchase
Company                    Type              Month Acquired           Price             States
-------                    ----              --------------           -----             ------
PNE Media Holdings, LLC    Fill-In            Oct, 1999               $9,925            NC, MN, MO,
                                                                                        SD, NE

PNE Media , LLC            Fill-In            Oct, 1999               $2,528            KS, TX

Pabian Outdoor/            Fill-In            Oct, 1999               $1,925            GA
Aiken, Inc.

Southeast Outdoor          Fill-In            Oct, 1999               $1,405            GA
Advertising

         During 1999, the Company also acquired certain assets of one small outdoor company for the aggregate purchase price of $.7 million.

         On May 20, 1998, the Company sold $100,000,000 of 11% Notes due 2008 in a Rule 144A private placement (the "Note Offering"). The Company used a total of $67.4 million of the net proceeds to repay all borrowings under the Company's then existing senior bank credit facility and a bridge note facility. The Company originally incurred these borrowings in large part to finance the TSS and Unisign acquisitions. On November 5, 1998, the Company made a registered exchange offer ("Exchange Offer") to holders of the Notes sold in the Note Offering for notes having the same terms (the "Notes"). The Exchange Offer was completed on December 8, 1998.

         The Company entered into an amended and restated loan agreement to the original credit agreement (the "Credit Agreement") with The First National Bank of Chicago (now know as Bank One, N.A.) originally dated

September 20, 1998, amended on August 12, 1999 and further amended as of October 15, 1999. The Credit Agreement consists of a term loan for $10 million and a revolving credit of $10 million of which $2 million is restricted for payment of interest. The Credit Agreement provides for, among other items, a lien on all the assets of the Company and principal payments beginning on January 1, 2001.

         On October 15, 1999, SGH Holdings, Inc., the parent of the Company, borrowed $19 million from an institutional lender and contributed the funds, net of expenses, to the Company in the form of additional paid in capital. These funds were used for acquisitions and related costs.



BUSINESS STRATEGY

         The Company's strategy is to be a leading provider of highway directional outdoor advertising to local advertisers in non-urban markets. The Company entered this segment of the outdoor advertising business because it believes that non-urban businesses have been under-served by the major outdoor advertising companies. The Company's success depends upon its ability to implement the following key elements of its strategy:

         - Maximize Revenues through Rate and Occupancy Management. The Company's lease expense, which is the rent paid to land owners on which the Company's billboards are located, is generally lower for non-urban highway directional billboards. For this reason, when the Company seeks advertisers for its billboards, it can often refuse to reduce advertising rates to keep the billboards in use. The Company believes that by maintaining its advertising rates, it can maximize its revenues over the longer term.

         - Emphasize 36-Month Advertising Contracts. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs over the term of the contracts and has permitted it to more efficiently leverage its sales personnel, resulting in higher cash flow margins.

         - Pursue Growth through Acquisitions. The Company believes that the non-urban highway directional market remains highly fragmented, producing numerous acquisition opportunities that fit its acquisition criteria. The Company believes that it can more easily identify, acquire and successfully integrate fill-in acquisitions because it is typically a major provider of outdoor advertising services in the areas in which it operates. With the addition of new market acquisitions, its potential to identify and acquire new fill-in acquisitions increases as its area of coverage expands.

         - Capitalize on New Build Opportunities. The Company believes that the economics of building new advertising structures and faces compare favorably with the economics of purchasing structures through fill-in acquisitions. To develop new build opportunities, the Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets. Non-rural areas generally offer greater new build opportunities due to the higher rates of new development and changes in local zoning.

         - Control Costs and Quality through Centralization of Production and Vertical Integration. The Company seeks to control production costs and maintain consistent, high quality production standards by centralizing and vertically integrating essentially all of its production services related to billboards leased under 36-month contracts, thereby reducing its use of outside contractors. The Company also uses Scotchlite, a highly reflective and long lasting vinyl on many of its rural billboards leased under long-term contracts which eliminates the need for electric lighting and reduces maintenance on these billboards. Approximately 24% of the Company's bulletins in service at December 31, 1999 used Scotchlite on the advertising copy.

INVENTORY

         The Company differentiates its inventory by the type of material used on its display faces.

         - The Company's Bulletins range in size from 4 feet high by 6 feet wide to 20 feet high by 80 feet wide, with the majority ranging from 12 feet high by 24 feet wide to 10 feet high by 32 feet wide. To better serve its customers on a localized basis, the Company may customize the size and pricing of its bulletins to meet their budgets. As a result, many of the Company's bulletins are smaller than the standard-sized bulletins offered by its competitors, most of which are 10 -1/2 feet high by 36 feet wide or 14 feet high by 48 feet wide. At December 31, 1999, approximately 59% of the Company's bulletin advertising contracts provided for bulletins made from Scotchlite or non-reflective self-adhesive vinyl attached to pre-painted plywood panels. Substantially all of this vinyl advertising copy is produced at the Company's Tifton, Georgia-facility and shipped to the site. These vinyl display faces generally last between three and five years without replacement. Most of the Company's remaining billboards are hand-painted, in most cases by outside contractors either at the Company's divisional facilities or on-site. Hand-painted signs generally last between 12 and 18 months. A small number of the Company's bulletins are made from computer-generated graphics on a single sheet of vinyl that is wrapped around the billboard structure. These single sheet vinyl faces are produced by outside contractors and are usually sold under shorter-term contracts. Because of their greater impact and higher cost, bulletins are usually located on major highways.

         - 30-Sheet Posters, the most common type of billboard in the outdoor advertising industry, are 12 feet high by 25 feet wide. Advertising copy for 30-sheet posters usually consists of lithographed or silk-screened paper sheets that are pasted and applied like wallpaper to the face of the display. All of the lithographed and silk-screened paper sheets are prepared by outside parties, but in most cases are installed on billboards by the Company's divisional personnel. Thirty-sheet posters are primarily located on major traffic arteries. All display faces originally constructed by the Company as 30-sheet posters are generally maintained as such. If a bulletin display face is unoccupied, the Company may sell it as one or two poster displays on a short-term basis, pending the procurement of a long-term contract.

         - Junior (8-Sheet) Posters are 6 feet wide by 12 feet. Displays are typically prepared and mounted in the same manner as 30-sheet posters. The Company generally seeks to resell its 8-sheet posters as bulletins as soon as it procures a long-term contract for the space.

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

                                      As of December 31, 1999
                    DISPLAY                         30-SHEET       8-SHEET
STATE                FACES        BULLETINS (1)     POSTERS (1)    POSTERS (1)
-----                -----        -------------     -----------    -----------
Georgia               2554          2519                35
Missouri              1436          1436
Kentucky              1272           848               424
Oklahoma              1043          1043
Minnesota              941           499               403               39
Pennsylvania           760           499               258                3
Texas                  721           721
New York               680           508               172
Arkansas               667           667
Iowa                   662           662
S. Carolina            639           259                                380
Kansas                 489           489
N. Carolina            449           329                 1              119
Nebraska               399           399
Florida                228           228
W. Virginia            200           135                65
Alabama                196           196
Tennessee              122           122
Illinois                63            63
Ohio                    63            15                 2               46
S. Dakota               48            48
Louisiana               32            32
Other                   43            42                 1
                     -----         -----          --------             ----
TOTAL                13707         11759              1361              587

(1) Each display face, including an unoccupied display face, is classified either as a bulletin or poster based on the last sale to an advertiser.

MARKETS

         The Company operates through five divisions covering particular geographic regions. Certain of the Company's divisions operate in the same states but their coverage areas do not overlap.

         The following is a summary of the market and plants associated with each division as of December 31, 1999.

         Southeast Division. The Southeast division, based in Tifton, Georgia, provides outdoor advertising services primarily in Georgia, Florida, North Carolina, South Carolina, southern Tennessee and Alabama. As of December 31, 1999, the Company's Southeast division operated 3,586 painted bulletins with the majority varying in size from 10 -1/2 feet by 36 feet to 14 feet by 48 feet, except in North Carolina and South Carolina where the typical size is 6 feet by 12 feet, and 535 posters, including 499 8-sheet posters.

         Midwest Division. The Midwest division, based in Baxter Springs, Kansas, currently provides outdoor advertising services primarily in Arkansas, Kansas, Louisiana, southern Missouri, Oklahoma, and Texas. As of December 31, 1999, the Company's Midwest division consisted of 3,668 bulletins varying in size from 8 feet by 20 feet to 14 feet by 48 feet.

         Northcentral Division. The Northcentral division, based in Rochester, Minnesota, currently provides outdoor advertising services primarily in southern Minnesota (including Rochester), Iowa , Nebraska, Northern Missouri, and South Dakota. As of December 31, 1999, the Company's Northcentral Division operated 2,355 bulletins, varying in size with the majority being 12 feet by 50 feet, and 442 posters including 35 8-sheet posters.

         Mid-Atlantic Division. The Mid-Atlantic division, based in Ivel, Kentucky, primarily consists of the business acquired in the Unisign acquisition on March 2, 1998 and provides outdoor advertising primarily in West Virginia, eastern Kentucky, northern Tennessee, Illinois, and southern Ohio. As of December 31, 1999, the Mid-Atlantic division operated 1,139 bulletins, with the majority varying in size from 12 feet high by 24 feet wide to 20 feet high by 60 feet wide and 492 30-sheet posters.

         Northeast Division. The Northeast division, based in Jamestown, New York, provides outdoor advertising services in western New York, northwestern Pennsylvania and Youngstown, Ohio. As of December 31, 1999, the Company's Northeast division operated 1,011 bulletins, with the majority varying in size from 6 feet wide by 12 feet high to 14 feet high by 48 feet wide, and 479 posters including 39 8-sheet posters in Youngstown, Ohio.

CUSTOMERS

         For the year ended December 31, 1999, over 95% of the Company's net revenues was generated by local business, including local franchisees of national chains. The Company believes that its customer base of local advertisers offers several advantages over a more national customer base. In the case of local advertisers, the Company is more likely to deal directly with the customer without an advertising agency acting as an intermediary. The Company is also more likely to develop a long-term working relationship with a local advertiser, which, the Company believes, gives it greater influence over the advertiser's purchasing decisions and helps it obtain contract renewals from the advertiser.

         The Company's customers are engaged in a wide range of businesses as shown in the following table which sets forth an estimated breakdown of the businesses in which the Company's customers were engaged for the year ended December 31, 1999.

                                                                  PERCENTAGE OF
                                                                       NET
                                                                   REVENUES FOR
                                                                      YEAR
                                                                      ENDED
                                                                DECEMBER 31, 1999
         Hotels & Motels                                              25.4%
         Restaurants                                                  22.3%
         Retail                                                       12.2%
         Automotive                                                   10.5%
         Gasoline Retailers and Other Services                         8.4%
         Entertainment/Sports                                          3.3%
         Hospitals                                                     2.9%
         Financial Institutions                                        2.0%
         All other                                                    13.0%
                                                                      -----
                  Total                                                100%
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

         As of December 31, 1999, the future contract revenue associated with occupied bulletins was $31.9 million, of which $18.7 million is expected to be billed in 2000. Since posters are sold under short-term contracts, net revenues from poster contracts are not included in future contract revenue amounts.

LOCAL MARKET OPERATIONS

         The Company conducts its sales, marketing and site leasing operations through it's five regional offices consistent with management's belief that decentralization of these operations is most responsive to local market demands while providing greater incentive to its regional employees. Each division has a general manager who oversees regional leasing and creative design, and a sales manager. In addition, each division has limited facilities for the production of outdoor advertising. (See"--Production"). Management believes that by relying on regional personnel to study and assess local market conditions and to procure new site leases, it is better able to respond to changes in advertiser demand.

         The decentralized approach is complemented by the Company's centralized administration and oversight that includes direct management of each division's sales, accounting and strategic planning. Division general managers report directly to the Chief Operating Officer. Division sales managers report directly to the Chief Operating Officer.

         Management encourages its sales force to maintain a hands-on-approach to marketing within their local business communities. This mandates substantial customer and business contact, evaluation of sites and potential site locations, and an understanding of the prevailing business community. Since most small communities lack exposure to sophisticated advertising agencies, the Company satisfies this need with its design and production staff.

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

         The Company's bulletin display faces are panels to which advertising copy is attached. Bulletin display faces will be one of three types depending upon the length of the advertising contract; self-adhesive vinyl, hand-painted or vinyl wrap.

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

         Vinyl wraps consist of vinyl sheets painted with computer-generated graphics or hand painted copy that are wrapped around rectangular plywood sheets attached to the outdoor advertising structure. Vinyl wraps are produced by outside contractors and are sold under short-term contracts.

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

COMPETITION

         In most cases, the Company is a leading provider of outdoor advertising in the areas in which it operates. Most of the Company's customers are local businesses purchasing highway directional billboards under long-term contracts. The Company competes for these customers primarily with other outdoor advertising companies in the area, highway logo sign operators and companies that install commercial signs on an advertiser's own property. To a lesser extent, the Company also competes with a number of other local competitors, including local newspapers, direct mail and other print media, as well as radio and television, especially in cases where the local advertiser is seeking to attract local residents to its business. In competing for local highway directional advertisers, price, location and availability are important factors, as are service and customer relationships.

         The Company competes for non-highway directional customers principally through the sale of space on its posters. The Company competes for these customers against a full range of competitors, primarily including other outdoor advertisers, print media, radio and television, as well as a variety of other "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets and on buses.

         Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers from particular geographic areas. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to target a particular geographic area.

         The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as small local companies operating a limited number of structures in a single or a few local markets. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc. and Lamar Advertising Company, each of which has a larger national network and greater resources than the Company. The Company believes that its emphasis on local highway directional advertisers and its position as a major provider of advertising services in each of the areas in which it operates enable it to compete effectively with the other outdoor media operators, as well as other media. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

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

         All the states in which the Company operates require the owner of a billboard to obtain a state or local permit before erecting the structure. All the states have implemented regulations at least as restrictive as the Highway Beautification Act, including limitations on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. In addition, a number of states and localities, including all the principal states in which the Company operates, have passed additional and more restrictive regulations, often in the form of municipal building, sign or zoning ordinances, on the construction, repair, upgrading, height, lighting, size and location of, and, in some instances, content of, advertising copy being displayed on outdoor advertising structures adjacent to federal-aided highways and other thoroughfares. For instances, Maine, Vermont, Hawaii and Alaska ban billboards on a state-wide basis. Common restrictions in the states in which the Company operates generally include requirements that billboards be at least 500 feet apart.

         Most outdoor advertisers, including the Company, operate a significant number of billboards that do not conform with current state or local regulations governing the height, size or location of billboards. A non-conforming billboard is one that was lawfully erected; but due to either a change in zoning laws or the enactment of zoning laws where none previously existed, the billboard is no longer in compliance. However, the owner of a non-conforming billboard is still legally permitted to own, operate and maintain the billboard for the rest of its life. Typically, most laws provide that in the event a non-conforming billboard is damaged, including damage caused by natural events such as tornados or hurricanes, the Company is not permitted to repair the structure if either the cost of doing so exceeds 50% of the cost of building a new billboard structure or the physical damage to the structure exceeds 50% of the structure. In recent years, the number of non-conforming billboards lost by the Company in this fashion has been nominal. An outdoor advertising company that holds a permit for a non-conforming structure has the exclusive right to maintain and operate that structure, and is free to transfer the permit to another owner.

         From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

         In various jurisdictions and more typically in some urban metropolitan areas, ordinances authorizing the amortization of billboards have been adopted. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. Currently, none of the Company's existing inventory is subject to any amortization ordinance.

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

EMPLOYEES

         At December 31, 1999, the Company employed 213 people, of whom 70 people were primarily engaged in sales and marketing, 101 people were engaged in painting, bill posting and construction and maintenance of displays, and the balance were employed in executive, financial, administrative and similar capacities. The Company is not a party to any collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company conducts its operations at the facilities set forth below:

                                                                                        SQUARE            LEASED/
         LOCATION                                      USE                              FOOTAGE            OWNED
         Tifton, Georgia            Office; billboard structure                            45,000         Owned
                                      construction; full
                                      display face production
         Baxter Springs, Kansas     Office; billboard structure                            14,000         Owned
                                      construction; limited display
                                      face production
         Jamestown, New York        Office; limited display face                            5,000         Leased
                                      production
         Rochester, Minnesota       Office; limited display face                            8,000         Leased
                                      production
         Ivel, Kentucky             Office; limited display face                            5,000         Leased
                                      production

         As part of the Western acquisition, the Company also acquired Western's headquarters in Omaha, Nebraska, which Western used for offices and for production of display faces. The Company has been able to integrate the Western operations into its Midwest and Northcentral operations. The Company did not utilize the acquired Omaha property and subsequently sold it on March 23, 1999.

         In addition, as of December 31, 1999, the Company owned 32 parcels of real property that serve or may serve as the sites for outdoor displays. The Company's remaining 9,155 advertising display sites are leased. The Company's site leases are for varying terms ranging from month-to-month, year-to-year, or longer, and many provide for renewal options. Approximately 20% of these leases will expire prior to the end of 2000. Historically, the Company has had no difficulty renewing these leases. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions. Through the use of double-sided structures and multiple displays on individual structures or individual sites, the Company averages approximately 1.5 display faces for every site it owns or leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         In May 1998, the Company issued the Senior Notes. The Company believes the sale of the Senior Notes qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the manner of offering (a negotiated sale to a limited number of "qualified institutional buyers" as defined in Rule 501 under the Securities Act) and a buyer's financial status, investment experience and investment intent, as represented to the Company. On December 8, 1998, the Company completed the Exchange Offer of Senior Notes for a like amount of Exchange Notes which have been registered under the Securities Act pursuant to a registration statement (the Senior Notes together with the Exchange Notes are collectively referred to hereinafter as the "Senior Notes").

         As of December 31, 1999, no established public market exists for the Company's common stock. There is one holder of the Company's common stock. The Company's common stock has not been registered with the U.S. Securities Exchange Commission or other regulatory authority.

         The Company's Senior Notes and secured bank credit facility both contain covenants restricting the payments of dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for and as of the end of each of the years in the five year period ended December 31, 1999 are derived from the audited financial statements of the Company. The financial statements of the Company as of and for the years ended December 31, 1997, 1998, and 1999 have been audited by McGladrey & Pullen, LLP, independent auditors, as stated in their report which is included elsewhere herein. The financial statements of the Company as of and for the years ended December 31, 1995 and 1996 have been audited by McGrail Merkel Quinn & Associates, independent auditors, as stated in their report not included herein. The data presented below should be read in conjunction with the audited financial statements and notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                          STATEMENT OF OPERATIONS DATA:

                                                                       YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                1995             1996            1997(1)          1998(1)          1999(1)
                                                ----             ----            -------          -------          -------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
         Net revenues                         $   7,892        $   8,021        $  11,831        $  20,958        $  26,905
                                              ---------        ---------        ---------        ---------        ---------
         Operating expenses:
         Direct operating expenses                2,315            2,427            3,817            7,405            9,514
         General and administrative               1,934            2,345            2,417            3,389            4,264
         Depreciation and
          Amortization                            2,713            2,648            4,699            9,958           11,730
                                              ---------        ---------        ---------        ---------        ---------
         Total operating expenses                 6,962            7,420           10,933           20,752           25,508
                                              ---------        ---------        ---------        ---------        ---------
         Operating income                           930              601              898              206            1,397
         Gain (loss) on sale of assets            1,334              443             (143)              --               --
         Interest expense                        (2,094)          (1,941)          (4,200)         (10,417)         (13,006)
         Other income (expense)                    (153)               2               --              369              156
                                              ---------        ---------        ---------        ---------        ---------
         Income (loss) before income
          tax benefit                                17             (895)          (3,445)          (9,842)         (11,453)
         Income tax benefit                           8              324            1,424            2,274               --
                                              ---------        ---------        ---------        ---------        ---------
         Income (loss) before
          extraordinary item                  $      25        $    (571)       $  (2,021)       $  (7,568)       $ (11,453)
                                              =========        =========        =========        =========        =========
         Basic income (loss) from
          continuing operations per share     $     125        $  (2,855)       $ (10,105)       $ (37,840)       $ (57,265)
                                              =========        =========        =========        =========        =========

OTHER DATA:

         EBITDA(2)                            $   3,643        $   3,249        $   5,597        $  10,164        $  13,127
         EBITDA margin (2)                         46.2%            40.5%            47.3%            48.5%            48.8%
         Cash flows from
           Operating activities                   1,245            1,476            1,810             (526)          (3,058)
         Cash flows from
           Investing activities                  (2,343)           1,165          (37,305)         (64,531)         (15,821)
         Cash flows from
           Financing activities                   1,132           (2,582)          35,494           64,998           18,961
         Capital expenditures                     1,083            1,655            2,334            8,093            7,166
         Ratio of earnings to
            Fixed charges(3)                        1.0x              --               --               --               --
         Number of displays (4)
         Bulletins                                3,815            3,975            6,106           10,481           11,759
         Posters                                  1,623            1,461            1,432            1,956            1,948
                                              ---------        ---------        ---------        ---------        ---------
                  Total displays                  5,438            5,436            7,538           12,437           13,707
                                              =========        =========        =========        =========        =========

BALANCE SHEET DATA:

         Cash and cash equivalents            $      74        $     133        $     132        $      73        $     155
         Working capital (deficit)               (2,057)            (195)           2,733            4,180            3,557
         Total Assets                            19,214           17,128           54,106          121,496          132,125
         Total debt (including current
            maturities)                          19,798           19,474           57,998          116,241          121,425
         Stockholder's equity
            (deficiency)                         (3,194)          (2,863)          (4,884)           1,600            7,822


(1) The Company has made acquisitions in 1997, 1998, and 1999 which affect the comparability of the information contained herein.

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

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense (including amortization of deferred debt issuance costs) and the portion of rental expense that is deemed representative of the interest factor. Earnings were insufficient to cover fixed charges by $895,000 in 1996, $3.4 million in 1997, and $9.8 million in 1998, and $11.5 million in 1999.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations of the Company for the three years ended December 31, 1999 and financial condition at December 31, 1999 should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere herein.

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

         The Company's net revenues are gross revenues net of withheld commissions retained by advertising agencies that contract for the use of advertising displays on behalf of their advertisers and other miscellaneous credits. Agency commissions are typically 15% of gross revenues per contract. The Company enters into agreements with advertising agencies on a customer-by-customer basis. Because of the Company's reliance on local advertisers, many of which do not employ agencies, the Company believes that it depends less on the placement of advertising through agencies than most other major outdoor advertising companies and that its agency commission levels are lower than industry averages. In 1999, direct sales to local advertisers represented over 95% of the Company's net revenues.

         Direct operating expenses consist of sales, production and lease expense. Selling expense primarily consists of compensation to the Company's sales force, travel and entertainment related to sales, and outside commissions other than to advertising agencies. Commissions to the Company's sales force are based on the total advertising contract value and are paid upon contract receipt. The total advertising contract value is the monthly billing multiplied by the number of months in the contract. Production expense mainly consists of illumination expense, maintenance of billboard structures, the cost of purchasing and applying poster advertisements and the cost of producing display faces for shorter term contracts. The cost of producing advertising display faces for longer term contracts is capitalized and depreciated over the life of the contract. The Company believes that its illumination expense is generally lower than industry averages because it produces a significant number of bulletins (24% of its bulletins as of December 31, 1999 using Scotchlite) which requires no illumination and many of the remaining displays are not illuminated. The Company's illumination expense was 3.2% of net revenues in 1997, 3.7% in 1998 and 3.6% in 1999. Lease expense consists mainly of rental payments to owners of the land underlying billboard structures. Lease costs are generally lower in the non-urban segment of the outdoor advertising market because landlords in rural areas generally have fewer alternative uses for their properties, many of which are located in agricultural areas. The Company's site lease expense was 13.8% of net revenues in 1997, 14.3% in 1998, and 13.6% in 1999.

         General and administrative expenses include salaries, bonuses and other compensation, permit fees, utilities, supplies, professional fees, rent for its executive offices and facilities and travel.

ACQUISITIONS

         The Company's display faces grew from 2,556 faces at December 31, 1993 to 13,707 faces at December 31, 1999, primarily as a result of acquisitions. The Company's acquisitions can be classified into two categories: new market acquisitions and fill-in acquisitions. New market acquisitions are acquisitions outside of the Company's then existing markets, while fill-in acquisitions are generally small acquisitions in the Company's existing markets that involve the purchase of advertising displays only, resulting in the elimination of all personnel and related costs. From January 1, 1996 to December 31, 1999, the Company completed two new market acquisitions, TSS and Unisign, and fourteen fill-in acquisitions, including Western. Western, although a significant acquisition was treated as a fill-in with faces split into the Company's existing Midwest and Northcentral Divisions.

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

         In addition to growth through acquisitions, the Company seeks opportunities for growth through the development of newly built outdoor advertising structures. The Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets so as to develop new build opportunities. The Company added 93 structures and 262 display faces in 1999. The Company's decision to develop these leases is driven by the economic impact of building new sites versus the acquisition of existing outdoor advertising displays. If management believes that there is excess inventory in a market, the Company will continue to acquire structures and maximize rate and occupancy levels in order to bring up overall rates in the market before developing its own site leases. Management will only build new structures in markets where the economics of building a new structure compares favorably to purchasing structures through fill-in acquisitions.

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


                                                 DECEMBER 31,
                            1997                    1998                     1999
                            ----                    ----                     ----
DIVISIONS           BULLETINS     POSTERS   BULLETINS    POSTERS   BULLETINS     POSTERS
---------           ---------     -------   ---------    -------   ---------     -------
Southeast             2,362         519       2,704         554       3,586         535
Midwest               2,308          --       3,555          --       3,668          --
Northcentral            513         463       2,191         456       2,355         442
Mid-Atlantic(1)          --          --       1,040         469       1,139         492
Northeast               923         450         991         477       1,011         479
                      -----       -----      ------       -----      ------       -----
TOTAL                 6,106       1,432      10,481       1,956      11,759       1,948
                      =====       =====      ======       =====      ======       =====

 (1)     Reflects the acquisition of Unisign.

         The Company derived over 75%, 81% and 82% of its net revenues from the sale of advertising on bulletins in 1997, 1998, and 1999, respectively, and the majority of the balance primarily from the sale of advertising on posters. Because of this large percentage of bulletin revenues and the long-term nature of its bulletin contracts, the Company's net revenues have experienced little seasonality, historically varying less than 2% per quarter. However, poster revenues are typically lower during the first quarter, reflecting seasonal patterns in advertising spending.

         The Company emphasizes the sale of long-term (36-month) contracts for its bulletins. In the Northeast and Midwest divisions, which have been operated by current management for 5 years or more, over 83% of all bulletin advertising contracts in effect on December 31, 1999 had an original term of at least 36 months. Because of the acquisition of the shorter-term contracts of TSS and Unisign, at December 31, 1999 approximately 68% of the Company's bulletin advertising contracts had an original term of 36 months of more. As the advertising contracts assumed by the Company in the Unisign acquisition expire, the Company is seeking to sell 36-month contracts for these bulletins. As a result, the Company believes that the percentage of bulletins subject to 36-month contracts will increase over time in this market.

         The average monthly rate per display varies in each region in which the Company operates, primarily as a result of the average size and location of displays in each division. In the Midwest and Northeast divisions, the majority vary in size from 6 feet high by 12 feet wide to 14 feet high by 48 feet wide. In addition, the Company's displays in these divisions are located primarily along secondary roads, rather than along interstate highways or primary roads. Both the smaller size and location of the signs result in lower rates. In the Northcentral division, the Company's displays are substantially larger and are located along primary roads and interstate highways. The average rates for displays in this division are the highest of all the Company's divisions. In the Southeast, the average display size increased as result of the TSS acquisition. In addition, the TSS displays were located to a greater extent along interstate highways. The TSS acquisition resulted in higher average rates in the Southeast division.

RESULTS OF OPERATIONS

         The following table sets forth the specified components of expense for the Company expressed as a percentage of net revenues for the last three years.

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                     1997            1998            1999
                                                     ----            ----            ----
Net revenues                                         100.0%          100.0%          100.0%
Direct operating expenses                             32.3            35.3            35.4
General and administrative                            20.4            16.2            15.8
Depreciation and   amortization                       39.7            47.5            43.6
                                                     -----           -----           -----
Total operating expenses                              92.4            99.0            94.8
                                                     -----           -----           -----
Operating income                                       7.6             1.0             5.2
                                                     -----           -----           -----
Interest expense                                     (35.5)          (49.7)          (48.3)
Other income (expense)                                (1.2)            1.8              .6
                                                    -------          -----           -----
Total other income (expense)                         (36.7)          (47.9)          (47.7)
                                                     -----           -----           ------
Income (loss) before income
  tax benefit                                        (29.1)          (46.9)          (42.5)
Income tax benefit                                    12.0            10.8              --
                                                    ------           -----            ----
Net income (loss) before extraordinary loss          (17.1)%         (36.1)%         (42.5)%
                                                    ======           =====           =====
  On early extinguishment of debt
OTHER DATA:
EBITDA                                                47.3%           48.5%           48.8%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         Net revenues. Net revenues increased 28.4% to $26.9 million for the year ended December 31, 1999 from $21.0 million for the year ended December 31, 1998. Most of this increase was the result of the acquisition of Western, completed September 18, 1998, and Unisign, completed in March 1998, and assets acquired from PNE Media in October, 1999. These acquisitions accounted for approximately $4.3 million of the period-to-period revenue growth.

         Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $9.5 million for the year ending December 31, 1999 from $7.4 for the comparable period in 1998. Most of this increase was the result of the acquisition of Western, completed September 1998, and Unisign, completed in March 1998. Sales expense increased as a percentage of net sales from 8.1% in the year ending December 31, 1998 to 9.0% in 1999, due to an increase in the sales force from 33 at the end of 1998 to 50 by the end of 1999. Site lease expense decreased as a percentage of net revenues from 14.3.% in the year ending December 31, 1998 to 13.6% in 1999, due to lower lease cost assumed in the Western acquisition. Production expense decreased as a percentage of net revenues from 12.2% in the year ending December 31, 1998 to 11.5% in 1999, due to increased penetration of longer term contracts.

         General and administrative expenses. General and administrative expenses increased by 25.8% to $4.3 million for the year ending December 31, 1999 from $3.4 million in 1998, but decreased as a percentage of net revenues to 15.8% from 16.2%, respectively. The decrease in general and administrative expense as a percentage of net revenues was due to operating leverage provided primarily by higher net revenues from the Western and Unisign acquisitions over relatively fixed general and administrative expenses.

         Depreciation and amortization expense. Depreciation and amortization expense increased to $11.7 million for the year ending December 31, 1999 from $10.0 million in 1998 due primarily to the Western and Unisign acquisitions and costs of related financing.

         Interest expense. Interest expense, increased to $13.0 million for the year ending December 31, 1999 from $10.4 million for the comparable period in 1998. This increase was primarily the result of additional debt incurred in connection with the financing of the Western and Unisign acquisitions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Net revenues. Net revenues increased 77.1% to $21.0 million for the year ended December 31, 1998 from $11.8 million for the year ended December 31, 1997. Most of this increase was the result of the acquisition of Western, completed in September 1998, Unisign, completed March 1998, and TSS, completed in June 1997. These acquisitions accounted for approximately $8.6 million of the period-to-period revenue growth.

         Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $7.4 million for the year ending December 31, 1998 from $3.8 for the comparable period in 1997. Most of this increase was the result of the acquisition of Western, completed September 1998, Unisign, completed in March 1998, and TSS, completed in June 1997. Sales expense decreased as a percentage of net sales from 8.2% in the year ending December 31, 1997 to 8.1% in 1998, due to increased operating leverage in the sales force. Lease expense increased as a percentage of net revenues from 13.8% in the year ending December 31, 1997 to 14.3% in 1998, due to higher lease cost assumed in the TSS acquisition, reflecting the higher costs of TSS's interstate highway locations. Production expense increased as a percentage of net revenues from 10.0% in the year ending December 31, 1997 to 12.2% in 1998, due to production costs associated with the shorter-term contracts assumed in the TSS and Unisign acquisitions.

         General and administrative expenses. General and administrative expenses increased by 40.2% to $3.4 million for the year ending December 31, 1998 from $2.4 million in 1997, but decreased as a percentage of net revenues to 16.2% from 20.4%, respectively. The decrease in general and administrative expense as a percentage of net revenues was due to increased operating leverage provided by higher net revenues from the Western, Unisign and TSS acquisitions over relatively fixed general and administrative expenses. In addition, the Company was able to reduce Unisign's and TSS's general and administrative expenses through a reduction of executive compensation, and the elimination of the general manager, art, and accounting personnel.

         Depreciation and amortization expense. Depreciation and amortization expense increased to $10.0 million for the year ending December 31, 1998 from $4.7 million in 1997 due primarily to the Western, Unisign and TSS acquisitions.

         Interest expense. Interest expense increased to $10.4 million for the year ending December 31, 1998 from $4.2 million for the comparable period in 1997. This increase was primarily the result of additional debt incurred in connection with the financing of the Western, Unisign and TSS acquisitions.

         Income taxes. The Company recorded a $3.4 million income tax benefit for the year ending December 31, 1998 resulting from the increase in interest expense, depreciation, and amortization, and write-off of finance and loan costs on early extinguishment of debt.

         Extraordinary loss. Effective May 20, 1998, the proceeds from the Notes were used for the early extinguishment of the outstanding debt related to the prior credit facility. Accordingly, the Company recorded an extraordinary loss of $3.5 million related to the early retirement of debt ($2.1 million, net of income taxes of $1.4 million). The extraordinary loss was comprised of deferred financing fees of $3.1 million and a $400,000 unrealized loss resulting from the early extinguishment of the interest rate swap agreements used to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The fair market value to the swap agreements were not previously recognized in the financial statements since they were accounted for as a hedge. With the extinguishment of the debt, the swap agreements were no longer hedge transactions and therefore the related unrealized loss can no longer be deferred. In September 1998, these agreements were settled in full.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings and other long-term debt financings and sales of assets. Its acquisitions have been financed primarily with borrowed funds.

         The Company presently has outstanding $100,000,000 of Notes due on March 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Notes are unsecured and were issued under an indenture which restricts and limits the Company from, among other things (i) incurring indebtedness; (ii) incurring liens or guaranteeing obligations; (iii) entering into mergers or consolidations or liquidations or dissolving; (iv) selling or otherwise disposing of property, business or assets; (v) with certain exceptions, making loans or investments; (vi) limiting the ability of the company to create liens upon its property, assets or revenues.

         On September 18, 1998, the Company entered into a credit agreement with its banks (the "Credit Agreement") and on August 12, 1999 and October 15, 1999, the Credit Agreement was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions and certain financial covenants. The Credit Agreement consists of a term loan for $10 million and a revolving credit of $10 million of which $2 million is restricted for payment of interest. The Credit Agreement provides for, among other items, a lien on all the assets of the Company. The Company had $17 million of borrowings outstanding under the Credit Agreement, as of December 31, 1999, with an aggregate effective interest rate at December 31, 1999 of 10.125%.

         On October 15, 1999, SGH Holdings, the parent of the Company, borrowed $19 million from an institutional lender and contributed substantially all of the funds, net expenses, to the Company in the form of additional paid in capital. Substantially all of these funds have been used for acquisitions and related costs.

         Net cash provided by operating activities decreased to ($3.1) million for 1999 from ($.5) million for 1998 and decreased to ($.5) million for 1998 from $1.8 million for 1997. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $3.6 million as of December 31, 1999, working capital of $4.2 million as of December 31, 1998 and a working capital of $2.7 million as of December 31, 1997.

         For the year ended December 31, 1999, the Company's net cash used in investing activities of $15.8 million included $16.5 million used for acquisitions, and $7.1 million of capital expenditures. The Company's net cash used in investing activities of $64.5 million for the year ended December 31, 1998 included cash used for acquisitions of $52.6 million and capital expenditures of $8.1 million.

         For the year ended December 31, 1999, $19 million was provided by financing activities, primarily as a result of additional paid in capital from SGH Holdings, Inc. For the year ended December 31, 1998, $65 million was provided by financing activities, primarily as a result of the offering of the Senior Notes net of repayment under existing credit facilities. For the year ended December 31, 1997, $35.5 million was provided by financing activities, primarily as a result of additional borrowings under the Company's various credit facilities and equity and debt investments in the Company by Holdings, which proceeds were loaned to the Company.

         Capital expenditures are made to build new billboard structures and display faces, to upgrade the Company's existing display faces, to produce advertising display faces under contracts longer than 18 months and for other capital items. Capital expenditures were $7.1 million in 1999.

         The Company had funded one year of cash interest expense with the net proceeds of the offering of the Senior Notes. All of the funds in the escrow account were disbursed by May 1999,and now, a substantial portion of the Company's cash flow will be devoted to interest payments on the Notes.

         The Company's cash from operations historically has not been sufficient to fund interest payments and capital expenditures and the Company has funded this shortfall through incurring additional debt or raising equity. While the Company believes that its cash from operations together with anticipated borrowings from sale and leaseback transactions should be sufficient to satisfy its cash requirements, including anticipated maintenance capital expenditures for the next twelve months. In the event these cash sources are insufficient to satisfy its cash requirements, the Company may require additional debt or equity. The Company would need to raise additional equity if it were to make acquisitions or add significant number of new built signs in 2000. There can be no assurance that additional debt or equity financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to incur such additional debt under the terms of the Notes.

INFLATION

         In the last three years, inflation has not had a significant impact on the Company or its predecessors.

INCOME TAXES

         At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 for federal and state income tax purposes, which expire in varying amounts from 2009 through 2019.

         During the years ended December 31, 1998 and 1999, the Company recorded a valuation allowance of $1,460,000 and $3,960,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to expense. There was no other activity in the valuation allowance account during 1998 or 1999. There was no activity in the valuation during 1997.

FACTORS AFFECTING FUTURE OPERATING RESULTS

DEPENDENCE ON SENIOR MANAGEMENT.

         The Company's success depends upon the continued employment of its senior management. If the Company loses the services of any member of senior management and does not find a suitable replacement, the Company business could be materially adversely affected.

ECONOMIC CONDITIONS; ADVERTISING TRENDS.

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

COMPETITION.

         The Company faces competition for advertising revenues from other outdoor advertising companies, highway logo sign operators and companies that install commercial signs on an advertiser's own property, as well as from other media such as radio, television, print and direct mail marketing. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which have increased substantially over the past several years, including advertising displays in shopping centers, malls, airports, stadiums, movie theaters, supermarkets and on buses. Some of the Company's competitors are substantially larger, better capitalized and have greater access to resources. The Company can give no assurance that the outdoor advertising medium will be able to compete with other types of media or that it will be able to compete either within the outdoor advertising industry or with other media.

REGULATION OF OUTDOOR ADVERTISING.

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

HISTORY OF NET LOSSES.

         The Company reported net losses for the years ended December 31, 1997, 1998, and 1999, $2.0 million, $ 9.7 million, and $11.5 million respectively, the Company has reported a accumulated deficit for each of the past three years. The net losses primarily reflect high levels of depreciation and amortization charges relating to the depreciation of assets obtained in acquisitions, as well as high levels of interest expense relating to debt incurred to finance these acquisitions. Interest expense and depreciation and amortization charges will continue at high levels throughout 2000 and future years as a result of previously completed acquisitions. The Company expects to continue incurring substantial losses for at least the next two years, and it can give no assurance if or when it will have net income.

POTENTIAL LOSSES FROM NATURAL DISASTERS.

         A significant portion of the Company's structures are located in geographic regions of the United States that may experience floods, tornadoes and/or hurricanes during the year. The Company has determined that it is not economically feasible at this time to obtain insurance against losses from hurricanes or other weather-related casualties. The Company has not incurred any material losses in the past due to weather-related incidents. However, the Company can give no assurance that it will not suffer such losses in the future or that, in pursuing its acquisition strategy, we will not acquire companies or properties that are particularly susceptible to weather-related incidents.

ENVIRONMENTAL MATTERS.

         The Company is subject to various federal, state and local environmental laws and regulations as an owner, lessee or operator of various real properties and facilities.

RESTRICTIONS IN INDENTURE ON OUR OPERATIONS.

         The indenture for the Senior Notes contains certain financial covenants that may adversely affect the Company's ability to respond to changing economic and business conditions. These covenants could prohibit additional needed financing or prevent the Company from engaging in certain transactions that might further the Company's growth strategy or would otherwise be beneficial. A breach of any of these covenants could cause a default under the indenture or any future debt that the Company may incur. A significant portion of our debt then may become immediately due and payable. It is unlikely that the Company could obtain sufficient funds to make these accelerated payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         The Company carries certain floating rate debt and thus is exposed to the impact of interest rate changes. The information below summarizes the Company's market risk associated with debt obligations as of December 31, 1999. The information presented below should be read in conjunction with Note 5 of the Financial Statements.

         At December 31, 1999, the Company's indebtedness under its Credit Facility, representing approximately 14.0% of the Company's long-term debt, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. A two percentage point change in interest rate would affect the Company's net loss by approximately $340,000.

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

ITEM 8.  FINANCIAL STATEMENTS

         The response to this item 8 is submitted as a separate item of the Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the names, ages (at December 31, 1998) and positions of the executive officers and directors of the Company:

NAME                       AGE                    POSITION
----                       ---                    --------

Sheldon G. Hurst           51     President, Chief Executive Officer and Director
Anthony LaMarca            45     Executive Vice President and Director
A. Wayne Lamm              45     Chief Operating Officer
William G. McLendon        44     Chief Financial Officer, Secretary and Director
John D'Ottavio             52     Director
Sean E. Callahan           31     Director
William P. Sutter, Jr.     42     Director

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

         A. Wayne Lamm has been Chief Operating Officer since July 1999. He had served as Director of Marketing of the Company since September 1997. From September 1989 to July 1997, Mr. Lamm was the president and chief operating officer of Penn Advertising, one of the largest outdoor advertising companies in the Northeast. From November 1986 to September 1989, Mr. Lamm was the regional supervisor of the Buffalo, New York plant of Penn Advertising. From June 1984 to September 1986, he was the general manager and national director of sales at Naegele Outdoor Advertising.

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

         John D'Ottavio has been a director of the company since December 1998. From 1984 to 1992 Mr. D'Ottavio was the President and Chief Executive Officer of Voice-Gram, Inc., a national voice mail service bureau. From 1993 to 1995 Mr. D'Ottavio was a consultant to small businesses specializing in helping companies grow from start up status. From 1995 to present Mr. D'Ottavio is a Retirement Planning Specialist at Morgan Stanley Dean Witter.

         Sean E. Callahan has been a director of the Company since August 1998. Mr. Callahan has been associated with affiliates of Mesirow Financial Holdings, Inc. since May 1997. He is a Vice President of Mesirow Private Equity Investments, Inc. From September 1991 to May 1997, Mr. Callahan was employed by Cushman & Wakefield, Inc., a national commercial real estate services firm.

         William P. Sutter, Jr. has been a director of the Company since October 1994. Since 1984, Mr. Sutter has been associated with affiliates of Mesirow Financial Holdings, Inc., a Chicago-based financial services firm. Mr. Sutter is a Senior Managing Director of Mesirow Private Equity Investments, Inc. and a vice president of Mesirow Financial Services, Inc. Mr. Sutter is a director of Regent Communication, a radio broadcast concern, and a number of privatly held companies. Mesirow Financial Services, Inc. is the general partner of Mesirow, a holder of warrants in Holdings. See "Principal Stockholders".

         Pursuant to the Second Amended and Restated Stockholders Agreement dated as of February 27, 1998, the Company's Board of Directors (and each of its subsidiaries) shall be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow, as of the date of this report, Mesirow has only designated two such individuals, William P. Sutter, Jr. and Sean E.
Callahan). See "Certain Relationships and Related Transactions".

         Executive officers are appointed annually and serve at the discretion of the Board of Directors.

COMMITTEES

         The Board of Directors is also comprised of the following committees: a Compensation/Executive Committee whose members are Sheldon G. Hurst, William G. McLendon and William Sutter; and the Audit Committee whose members are Sheldon
G. Hurst, John D'Ottavio, and William Sutter.

DIRECTOR COMPENSATION

ITEM 11.  EXECUTIVE COMPENSATION

         Summary Compensation: The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and the other four most highly compensated executive officers for the year ended December 31, 1999, 1998 and 1997 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION            YEAR      SALARY          BONUS

Sheldon G. Hurst                       1999      $183,500      $ 50,000
         President and Chief           1998      $157,775      $ 77,000
         Executive Officer             1997      $142,000      $ 52,000

William G. McLendon                    1999      $154,633      $ 35,000
         Chief Financial Officer       1998      $150,000      $ 50,000
         And Secretary                 1997      $119,000      $ 52,000

A. Wayne Lamm                          1999      $124,003      $      0
         Vice President                1998      $112,666      $  4,226
         Of Marketing and              1997      $ 36,000      $      0
         Director

COMPENSATION OF DIRECTORS

         Directors of the Company receive no remuneration for their services as Directors. The Company reimburses directors for travel and lodging expenses, if any, occurred in connection with attendance at Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the Company's common stock is owned by SGH Holdings, Inc. ("Holdings"), a corporation incorporated in Delaware in 1994, under the name SGH Holdings, Inc., which became the sole owner of Tri-State Outdoor Media Group, Inc., a highway directional outdoor advertising business originally incorporated in 1984. Holdings adopted its current name in October 1998. The following table sets forth certain information with respect to the beneficial ownership of Holdings' common stock, par value $.0001 per share (the "Common Stock"), and Holdings' preferred stock, par value $.0001 per share (the "Preferred Stock"), as of December 31, 1999, (I) by each person who is known by the Company to own beneficially 5% percent or more of the outstanding shares of common stock, (ii) by each of the Company's directors, (iii) by each of the named executives, (iv) by all current directors and officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                          COMMON STOCK              PREFERRED STOCK
                                          ------------              ---------------
                                          NUMBER OF   PERCENT OF    NUMBER OF   PERCENT OF
NAME AND ADDRESS                          SHARES      CLASS(1)      SHARES      CLASS(2)
----------------                          ------      --------      ------      --------

Sheldon G. Hurst (3)                      844.1(4)         81%
c/o 3416 Highway 41 South
Tifton, GA 31794

Hurst Enterprises, L.P. (3)               844.1(4)         81
c/o 3416 Highway 41 South
Tifton, GA 31794

William G. McLendon                       110.0(4)       10.6
c/o 3416 Highway 41 South
Tifton, GA 31794

A. Wayne Lamm                              66.7(4)        6.4
c/o 3416 Highway 41South
Tifton, GA 31794

Anthony LaMarca                            20.4(4)        2.0
c/o 3416 Highway 41 South
Tifton, GA 31794

Mesirow Capital Partners VI (5)           716.0          40.8       7,308.0         46.7%
350 N. Clark St
Chicago, IL 60610

Mesirow Capital Partners VII (6)          383.0          26.9       8,331.0         53.3%
350 N. Clark St
Chicago, IL 60610

William P. Sutter, Jr. (7)                                 --           --
350 N. Clark St
Chicago, IL 60610

Sean E. Callahan (7)                                       --           --
350 N. Clark St
Chicago, IL 60610

All directors and executive
  officers as a group
  (6 persons) (8)                       1,041.2         100.0

-------------------

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

(2)      Total outstanding Preferred Stock consists of 15, 639 shares.

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

(5) Includes 640 shares of Common Stock subject to outstanding warrants to purchase Common Stock granted pursuant to the 1994 Warrants and 76 shares of Common Stock subject to outstanding warrants to purchase granted pursuant to the Mesirow VI 1997 Warrants.

(6) Includes 383 shares of Common Stock subject to outstanding warrants to purchase granted pursuant to the Mesirow VII 1997 Warrants.

(7) Mr. Sutter, a director of the Company, is a vice president of Mesirow Financial Services, Inc., which is the general partner of Mesirow VI and Mesirow VII. Mr. Sutter disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII. Mr. Callahan, a director of the Company, has been associated with affiliates of Mesirow Financial Services, Inc. which is a general partner of Mesirow VI and Mesirow VII. Mr. Callahan disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         Pursuant to the Company's Stockholders Agreement, the board of directors of the Company (and each of its subsidiaries, including the Company) is required to be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow (as of March 15, 2000, Mesirow has designated two individuals, William P. Sutter, Jr., and Sean E. Callahan). The Company's Stockholders Agreement provides that upon the occurrence of certain events (including the failure of the Company to purchase from Mesirow the 1994 Warrant and/or 1997 Warrants pursuant to such agreements, or to redeem Mesirow's preferred stock pursuant to the certificate of incorporation of the Company), Mesirow can cause the re-constitution of the board of directors of the Company (and each of its subsidiaries, including the Company) to be comprised of five individuals, four of whom are designated by Mesirow and one of whom is designated by the executive employees of the Company owning a majority of the common stock held by such executives, in order to pursue the sale of the Company and its subsidiaries (or any assets or properties thereof).

         Sheldon G. Hurst and William G. McLendon jointly own 13 parcels of real property which are leased to the Company and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 1999 was $17,875. The aggregate rent to be paid to Messrs. Hurst and McLendon over the life of these leases is $72,250. The leases are all for a term of at least five years. In addition, Mr. Hurst owns 29 parcels of real property which are leased to the Company principally on a one year basis (four leases are for terms of five years) and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 1999 was $9,600. The Company believes the terms of these lease arrangements are no less favorable to the Company than similar arm's-length arrangements with unrelated parties would be.

         Sheldon G. Hurst owns a six-seat, single engine airplane which is leased to the Company. The Company pays Mr. Hurst monthly lease payments equal to the total amount paid by Mr. Hurst monthly under the financing he obtained to acquire the airplane. Mr. Hurst borrowed $274,850 bearing interest at a rate per annum equal to .25% in excess of the prime rate. The borrowing is to be repaid in monthly installments over a ten-year period ending in 2009. The Company also pays all insurance (currently $5,799 per year) and maintenance costs for the airplane.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)  FINANCIAL STATEMENTS

         The financial statements are listed under PART II, Item 8 of this Report.

         (B)  EXHIBITS

         The exhibits are listed below under Part IV, Item 14(c) of this Report.

         (C)  REPORTS ON FORM 8-K

         Reports on form 8-K filed during the quarter ended December 31, 1999.

         (1) Form 8-K dated October 27, 1999. This Form 8-K reported information under Item 5 (other events).


                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

*3.1 Restate Certificate of Incorporation of the Company by the Secretary of state of Kansas

*3.2          By-Laws of the Company


*4.1 Indenture dated as of May 15, 1998 relating to the Company's Senior Notes due 2008 and the 11% Senior Services B Notes due 2008

*4.2          Form of Global Note

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

*10.2 Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign Corporation, Inc.

*10.3 Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008

*10.4 Pledge Agreement dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008

*10.5 Tax Sharing Agreement dated as of May 20, 1998 relating to SGH Holdings, Inc. and the Company

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
 (CONT'D)
*10.6            Second Amended and restated Stockholders Agreement, dated as of
                 February 27, 1998

*10.7            Anti-Dilution Agreement, dated as of February 19, 1998

*10.8 Credit Agreement dated as of May 20, 1998 between the Company and The First National Bank of Chicago

*10.9 Asset Purchase Agreement dated as of September 4, 1998, by and between Tri-State Outdoor Media Group, Inc. and Western Outdoor Advertising Co.

*10.10 Credit Agreement among Tri-State Outdoor Media Group, Inc., the Lending Institutions Party Thereto, as Lenders and The First National Bank of Chicago, as Agent, dated as of September 18, 1998

**10.11 Asset Purchase Agreement dated as of June 12, 1998 by and between Tri-State Outdoor Media Group, Inc. and John R. Leslie, Sr., Trading as Leslie Outdoor Advertising, Filed herewith

**10.12 Asset Purchase Agreement dated as of July 23, 1998 by and between Tri-State Outdoor Media Group, Inc. and Boon Company, Inc. Filed herewith

**10.13          First Amendment to Credit Agreement dated as of March 1, 1999.

***10.14         Amended and Restated Credit Agreement dated as of August 12,
                 1999.

10.15            Amendment to the Credit Agreement dated as of October 15, 1999.
                 Filed herewith

12.0 Computation of Ratio of Earnings to Fixed Charges. Filed herewith

*25.1 Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company

27.1             Financial Data Schedule. Filed herewith
-------------
       * Incorporated herein by reference to the Exhibits to the Company's registration statement on Form S-4 (Registration Number 333-59137).
       ** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31, 1999.
       *** Incorporated herein by referenced to the Exhibits to the Company's
           From 10-Q for the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRI-STATE OUTDOOR MEDIA GROUP, INC.


                                  By:  /s/Sheldon G. Hurst

                                  Sheldon G. Hurst
                                  President and Chief Executive Officer
                                  Date: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                                         DATE

/s/Sheldon G. Hurst          Chief Executive Officer and Director          March 30, 2000
------------------------
Sheldon G. Hurst

/s/William G. McLendon       Chief Financial Officer, Secretary,
------------------------     Director and Principal Accounting Officer     March 30, 2000
William G. McLendon


/s/Anthony LaMarca           Executive Vice President and Director         March 30, 2000
------------------------
Anthony LaMarca

/s/A. Wayne Lamm             Vice President of Marketing and Director      March 30, 2000
------------------------
Wayne A. Lamm

/ /William P. Sutter, Jr.    Director                                      March 30, 2000
------------------------
William P. Sutter, Jr.

/s/Sean E. Callahan          Director                                      March 30, 2000
------------------------
Sean E. Callahan


/s/John D'Ottavio            Director                                      March 30, 2000
------------------------
John D'Ottavio

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report................................................F-1

Balance sheets..............................................................F-2

Statement of operations.....................................................F-3

Statement of stockholder's equity (deficiency)..............................F-4

Statements of cash flows....................................................F-5

Notes to financial statements...............................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Tri-State Outdoor Media Group, Inc.
Tifton, Georgia


         We have audited the accompanying balance sheets of Tri-State Outdoor Media Group, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-State Outdoor Media Group, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





                                                 MCGLADREY & PULLEN, LLP


West Palm Beach, FL
February 25, 2000

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                     1998            1999
                                                                  ---------       ---------

                       ASSETS (NOTE 5)

Current Assets
  Cash                                                            $      73       $     155
  Restricted securities                                               5,401            --
  Accounts receivable, net of allowance for doubtful
    accounts 1998 $342; 1999 $533                                     2,710           4,020
  Supplies                                                              465             644
  Prepaid production costs                                              717             557
  Prepaid site leases, current portion                                1,044           1,677
  Prepaid commissions, current portion                                  662             641
  Other current assets                                                  165             342
                                                                  ---------       ---------
         Total current assets                                        11,237           8,036
                                                                  ---------       ---------
Property and Equipment, net (Note 2)                                 60,614          70,486
                                                                  ---------       ---------
Other Assets
  Intangible assets, net (Note 3)                                    42,690          46,348
  Prepaid site leases and commissions, long-term portion                459             691
  Deferred taxes (Note 7)                                             6,200           6,200
  Other                                                                 296             364
                                                                  ---------       ---------
                                                                     49,645          53,603
                                                                  ---------       ---------
                                                                  $ 121,496       $ 132,125
                                                                  =========       =========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt (Note 5)                      $   3,402       $   1,601
  Accounts payable                                                    1,535             540
  Accrued interest                                                    1,510           1,534
  Accrued expenses                                                      268             282
  Deferred revenue                                                      317             310
  Due to SGH Holdings, Inc.                                              25             212
                                                                  ---------       ---------
         Total current liabilities                                    7,057           4,479
Long-Term Debt,
  net of current portion (Note 5)                                   112,839         119,824
                                                                  ---------       ---------
         Total liabilities                                          119,896         124,303
                                                                  ---------       ---------
Commitments and Contingencies (Note 8)
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding 1998 and 1999; 200 shares              2               2
  Paid-in capital (Note 11)                                          16,166          33,841
  Accumulated deficit                                               (14,568)        (26,021)
                                                                  ---------       ---------
                                                                      1,600           7,822
                                                                  ---------       ---------
                                                                  $ 121,496       $ 132,125
                                                                  =========       =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          1997           1998           1999
                                                                          ----           ----           ----

Net revenues                                                            $ 11,831       $ 20,958       $ 26,905
                                                                        --------       --------       --------
Operating expenses:
  Direct operating expenses                                                3,817          7,405          9,514
  General and administrative                                               2,417          3,389          4,264
  Depreciation and amortization                                            4,699          9,958         11,730
                                                                        --------       --------       --------
                                                                          10,933         20,752         25,508
                                                                        --------       --------       --------
         Operating income                                                    898            206          1,397
                                                                        --------       --------       --------
Other income (expense):
  Loss on sale of assets                                                    (143)          --             --
  Interest expense                                                        (4,200)       (10,417)       (13,006)
  Other income                                                              --              369            156
                                                                        --------       --------       --------
         Total other income (expense)                                     (4,343)       (10,048)       (12,850)
                                                                        --------       --------       --------
         Loss before income tax benefit and extraordinary
              loss on early extinguishment of debt                        (3,445)        (9,842)       (11,453)
Income tax benefit (Note 7)                                                1,424          2,274           --
                                                                        --------       --------       --------
Loss before extraordinary loss on early extinguishment of debt            (2,021)        (7,568)       (11,453)
Extraordinary loss on early extinguishment of debt,
              net of income taxes of $1,393                                 --            2,089           --
                                                                        --------       --------       --------
         Net loss                                                       $ (2,021)      $ (9,657)      $(11,453)
                                                                        ========       ========       ========

Basic loss per common share:

    Loss before extraordinary loss on early extinguishment of debt      $(10,105)      $(37,840)      $(57,265)
    Extraordinary loss on early extinguishment of debt                      --          (10,445)          --
                                                                        --------       --------       --------
              Net loss                                                  $(10,105)      $(48,285)      $(57,265)
                                                                        ========       ========       ========

Weighted common shares outstanding                                           200            200            200
                                                                        ========       ========       ========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)




                                          Common        Paid-in      Accumulated
                                           Stock        Capital        Deficit         Total
                                           -----        -------        -------         -----

Balance (deficit), January 1, 1997        $      2      $     25      $ (2,890)      $ (2,863)
Net loss                                      --            --          (2,021)        (2,021)
                                          --------      --------      --------       --------

Balance (deficit), December 31, 1997             2            25        (4,911)        (4,884)
Net loss                                      --            --          (9,657)        (9,657)

Conversion of subordinated debt
  to paid-in capital                          --          16,141          --           16,141
                                          --------      --------      --------       --------

Balance (deficit), December 31, 1998             2        16,166       (14,568)         1,600
Net loss                                      --            --         (11,453)       (11,453)

Paid-in capital (Note 11)                     --          17,675          --           17,675
                                          --------      --------      --------       --------

Balance (deficit), December 31, 1999      $      2      $ 33,841      $(26,021)      $  7,822
                                          ========      ========      ========       ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                   1997           1998            1999
                                                                   ----           ----            ----

OPERATING ACTIVITIES
  Net loss                                                     $  (2,021)      $  (9,657)      $ (11,453)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                 4,699           9,958          11,730
     Deferred income tax benefit                                  (1,424)         (3,667)           --
     Loss on early extinguishment of debt                           --             2,089            --
     Loss on sale of assets                                          143            --              --
     Accrued interest added to principal                           1,265             834            --
     Accrued interest added to pledged securities                   --              (145)           --
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                        (461)           (882)         (1,310)
         Supplies and prepaid production costs                        29            (434)            (19)
         Prepaid site leases                                        (568)            152            (586)
         Prepaid commissions                                         (20)           (651)           (211)
         Other assets                                                219            (148)           (245)
      Increase (decrease) in:
         Accounts payable                                           (154)          1,289            (995)
         Accrued expenses                                            366            (316)             24
         Accrued interest                                           --             1,006              14
         Deferred revenue                                           (263)             46              (7)
                                                               ---------       ---------       ---------
           Net cash provided by (used in) operating
                 activities                                        1,810            (526)         (3,058)
                                                               ---------       ---------       ---------
INVESTING ACTIVITIES
  Purchase of property and equipment                              (2,334)         (8,093)         (7,166)
  Proceeds from sale-and-leaseback transactions                     --             1,389           2,540
  Acquisitions (Note 4)                                          (34,835)        (52,571)        (16,503)
  Purchase of short-term investments                                --           (28,654)           --
  Proceeds from sale/maturities of short-term investments           --            28,654            --
  Purchase of pledged securities                                    --           (10,484)           --
  Proceeds from pledged securities                                  --             5,228           5,401
  Other                                                             (136)           --               (93)
                                                               ---------       ---------       ---------
           Net cash used in
             investing activities                                (37,305)        (64,531)        (15,821)
                                                               ---------       ---------       ---------
FINANCING ACTIVITIES
 Proceeds from issuance of senior notes                             --           100,000            --
 Borrowings under long-term debt agreement                        35,925          46,421            --
 Proceeds from revolver borrowings                                 8,395           2,200          12,177
 Payments on revolver borrowings                                  (6,433)         (6,900)         (5,406)
 Principal payments on long-term debt                               (881)        (70,288)         (4,402)
 Increase (decrease) in due to SGH Holdings, Inc.                    125            (100)            187
 Proceeds from paid-in capital                                      --              --            17,675
 Debt issuance costs                                              (1,637)         (6,335)         (1,270)
                                                               ---------       ---------       ---------
           Net cash provided by
             financing activities                                 35,494          64,998          18,961
                                                               ---------       ---------       ---------
           Net increase (decrease) in cash                            (1)            (59)             82
CASH:
  Beginning                                                          133             132              73
                                                               ---------       ---------       ---------
  Ending                                                       $     132       $      73       $     155
                                                               =========       =========       =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                     STATEMENTS OF CASH FLOWS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)


                                                              1997           1998           1999
                                                              ----           ----           ----

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                                $  3,815      $    9,411      $12,982
                                                            ========      ==========      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases      $   --        $    1,389      $ 2,540
                                                            ========      ==========      =======
  Property and equipment acquired under long-term debt      $   --        $    --         $   275
                                                            ========      ==========      =======
  Conversion of subordinated debentures to
     paid-in capital                                        $   --        $   16,141      $  --
                                                            ========      ==========      =======



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

         Restricted securities: The restricted securities were primarily invested in U.S. treasuries which matured and were principally used as security for the May 15, 1999 interest payment on the Senior Notes. The Company designated the restricted securities as held-to-maturity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

         Supplies: Supplies consist primarily of materials used in the construction of the signs.

         Prepaid production costs: The cost of producing display faces for shorter term contracts are recorded as prepaid production costs and are charged to production expense over the term of the related contracts on a straight line basis.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

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

         Property and equipment: Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of assets are as follows:

                                                                 Years
                                                                 -----
             Building and improvements..............             15-30
             Advertising structures.................                20
             Advertising display faces..............                 3
             Vehicles and equipment.................                 5

         Depreciation expense for the years ended December 31, 1997, 1998 and 1999, amounted to $2,343,000, $3,964,000 and $5,977,000, respectively.


         Intangible assets and deferred costs: Intangible assets result from several acquisitions and include noncompete agreements, goodwill and the value of purchased contracts. Goodwill and noncompete agreements are being amortized on the straight line basis. The value of purchased contracts are being amortized over the life of the contracts purchased. Intangible assets are being amortized over the following lives:

                                                                 Years
                                                                 -----
             Goodwill...............................                15
             Value of purchased contracts...........               1-3
             Noncompete agreements..................                 5

         Costs incurred by the Company in securing financing agreements have been deferred and are being amortized over the term of the agreements using the effective interest method.

         Amortization expense for the years ended December 31, 1997, 1998 and 1999, amounted to $2,356,000, $5,994,000 and $5,753,000, respectively.

         Financial instruments: The Company utilizes derivative financial instruments to change the fixed/variable interest rate mix of the debt portfolio to reduce the Company's aggregate risk to movements in interest rates. The derivative instruments consist of interest rate swap agreements with banks. Gains and

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


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

         Impairment of long-lived assets: The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of long-lived assets may warrant revision or the remaining balance of long-lived assets may not be recoverable. In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1998 and 1999 (in thousands):

                                                          1998         1999
                                                        -------      -------
              Land ..............................       $   288      $   733
              Buildings and improvements ........         1,120        1,050
              Structures and faces ..............        70,044       85,237
              Vehicles and equipment ............         1,831        2,112
                                                        -------      -------
                                                         73,283       89,132
              Less accumulated depreciation .....        12,669       18,646
                                                        -------      -------
                                                        $60,614      $70,486
                                                        =======      =======

NOTE 3.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1998 and 1999 (in thousands):

                                                       1998            1999
                                                     -------         -------
              Goodwill ..........................    $36,327         $43,125
              Debt issuance costs ...............      5,347           6,592
              Value of purchased contracts ......      9,368          10,513
              Noncompete agreements .............      1,018           1,269
                                                     -------         -------
                                                      52,060          61,499
              Less accumulated amortization .....      9,370          15,151
                                                     -------         -------
                                                     $42,690         $46,348
                                                     =======         =======

NOTE 4.  ACQUISITIONS

1999

         The PNE Media Holdings, LLC Acquisition: Effective October 15, 1999, the Company acquired certain outdoor advertising assets of PNE Media Holdings, LLC ("PNE Holdings") for a total acquisition cost of approximately $9.9 million. As a result of this acquisition, the Company acquired display faces in Iowa, Missouri, Minnesota, Nebraska, South Dakota, and North Carolina.

         The PNE Media, LLC Acquisition: Effective October 15, 1999, the Company acquired certain outdoor advertising assets of PNE Media, LLC ("PNE") for a total acquisition cost of $2.5 million. As a result of this acquisition, the Company acquired display faces in Kansas and Texas.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

Other: On October 15, 1999, the Company purchased certain assets of an outdoor advertising company with display faces in Georgia. The total acquisition cost was $1.4 million. Also on October 15, 1999, the Company purchased certain assets of an outdoor advertising company with display faces in Georgia. The acquisition cost was $1.9 million.

          During 1999, the Company also acquired certain assets of a small outdoor company for the acquisition cost of $720,000.

The assets acquired during 1999 in conjunction with the above acquisition were as follows (in thousands):

                                                        PNE
                                                      Holdings       PNE       Others       Total
                                                      --------       ---       ------       -----

              Current assets ....................      $    34     $     2     $    11     $    47
              Property and equipment and other
                long term assets ................        5,527         955       3,321       9,803
              Goodwill ..........................        4,167       1,526         659       6,352
              Other intangible assets ...........          197          45          59         301
                                                       -------     -------     -------     -------
                                                       $ 9,925     $ 2,528     $ 4,050     $16,503
                                                       =======     =======     =======     =======

1998

         The Unisign Acquisition: Effective March 2, 1998, the Company acquired substantially all the outdoor advertising assets of Unisign Corporation, Inc. ("Unisign") for a total acquisition cost of approximately $22.0 million, including the assumption of certain capital leases aggregating approximately $727,000. Cash consideration paid was $21.1 million. As a result of this acquisition, the Company acquired display faces in Kentucky, West Virginia and Ohio.

         The Company entered into a purchase commitment with Unisign on March 2, 1998 for the construction of outdoor advertising structures for $1,250,000. At that time, the Company also provided a standby letter of credit agreement in the amount of $1,250,000 with Unisign originally expiring April 6, 2000. On March 1, 1999, the Company entered into an amendment to the original credit agreement ("Credit Agreement") with Bank One, N.A. (formerly The First National Bank of Chicago) and canceled the standby letter of credit agreement in the amount of $1,250,000. (See Note 5.)

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

Others: The Company purchased on June 26, 1998 certain assets of an outdoor advertising company with advertising display faces located in Georgia. The purchase price was $3.0 million. On July 23, 1998, the Company purchased certain assets of an outdoor advertising company with advertising display faces located in Georgia. The acquisition cost was $1.2 million.

         The Company entered into various other purchase agreements during the year aggregating $1.1 million.

The assets acquired and liabilities assumed during 1998 in conjunction with the above acquisition were as follows (in thousands):

                                                  Unisign     Western     Others       Total
                                                  -------     -------     ------       -----

              Current assets .................   $    220    $    360    $     38    $    618
              Property and equipment and other
                   long term assets ..........      9,105      11,657       2,639      23,401
              Goodwill .......................     10,185      12,194       2,210      24,589
              Other intangible assets ........      2,490       2,539         399       5,428
              Assumed liabilities ............       (727)       (163)         (9)       (899)
              Acquisition costs ..............       (200)       (189)       (177)       (566)
                                                 --------    --------    --------    --------
                                                 $ 21,073    $ 26,398    $  5,100    $ 52,571
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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The assets acquired and liabilities assumed during 1997 in conjunction with the above acquisitions were as follows (in thousands):

                                    TSS       Sunbelt     Others       Total
                                    ---       -------     ------       -----

       Current assets ........   $  1,060    $     21    $     13    $  1,094
       Property and equipment      19,562       1,734         613      21,909
       Goodwill ..............      8,997         922          84      10,003
       Other intangible assets      2,345         104          33       2,482
       Assumed liabilities ...       (616)        (27)        (10)       (653)
                                 --------    --------    --------    --------
                                 $ 31,348    $  2,754    $    733    $ 34,835
                                 ========    ========    ========    ========

         All of the foregoing acquisitions were accounted for as purchases, and the operations are included in the accompanying financial statements subsequent to the acquisitions.

         Unaudited pro forma results of operations for the years ended December 31, 1997, 1998 and 1999 as though these businesses had been acquired as of the prior year follows (in thousands, except per share amounts):

                                            1997        1998        1999
                                            ----        ----        ----

         Revenue                          $ 22,579    $ 27,681    $ 28,977
         Loss before extraordinary item    (10,469)    (14,213)    (14,343)
         Net loss                          (10,469)    (16,302)    (14,343)
         Loss per common share             (52,345)    (81,510)    (71,715)

NOTE 5.  LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                           1998           1999
                                                           ----           ----
                                                      (in thousands)

Senior Notes .....................................       $100,000       $100,000
Credit Facility:
       Term loan .................................         14,000         10,000
       Revolving note ............................            250          7,020
 Promissory note payable .........................           --              273
Obligations under capital leases .................          1,991          4,132
                                                         --------       --------
                                                          116,241        121,425
Less current portion of long-term debt ...........          3,402          1,601
                                                         --------       --------
Long-term debt, less current portion .............       $112,839       $119,824
                                                         ========       ========

---------------
Senior Notes

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         On May 20, 1998, the Company issued a $100 million aggregate principal amount of 11% Notes (the "Notes"). The Notes mature on March 15, 2008 and are unsecured obligations of the Company ranking pari passu with all present and future indebtedness of the Company that by its terms is not subordinated to the obligations represented by the Notes. Interest is payable semi-annually on each May 15 and November 15. The Company was required to purchase approximately $10.6 million of U.S. government securities and pledge them as security for the first two interest payments on the Notes.

         The Company may at its option redeem the Notes with the net proceeds of one or more equity offerings at a redemption price equal to 111% of the principal amount thereof, together with accrued interest, if any, to the date of redemption (subject to the rights of holders of record on the relevant record date to receive interest due on an Interest Payment Date); provided that, immediately after giving effect to any such redemption, at least 75% of the aggregate principal amount of the Securities issued under this Indenture remains outstanding. Any such redemption must be made within 90 days of the related equity offering.

         The Notes may be redeemed at the option of the Company on or after May 15, 2003 at the redemption prices declining ratably from 105.5% of the principal amount on May 15, 2003 to 100.0% on and after May 15, 2006, plus in each case accrued and unpaid interest to the applicable redemption date.

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

         Upon a change of control of the Company, each holder of Notes may require the Company to repurchase all or a portion of such holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Credit Facility:

         The Company entered into an amendment to the original credit agreement ("Credit Agreement") with Bank One, N.A. (formerly The First National Bank of Chicago) originally dated September 20, 1998 on March 1, 1999. The amended Credit Agreement consisted of a Term Loan A Facility for $14 million and a Revolving Note B Facility for $4 million ("Revolver") with Bank One, N.A. Proceeds from the Credit Agreement were used to finance the acquisition of Western. The Company was required to pay a fee of

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

$385,000 at the loan closing date and an additional fee of $180,000 on June 30, 1999. The loans are collateralized by a first perfected security interest in all of the assets of the Company as well as by a pledge from Holdings of its stock in the Company. In addition, the Company must maintain keyman life insurance on the President of the Company in the aggregate amount of $2,500,000. The insurance policies are assigned to Bank One, N.A.

         On August 12, 1999, the Company entered into a second amendment to the original credit agreement with Bank One, N.A. originally dated September 20, 1998. The amended credit agreement consists of a Term Loan A Facility for $10 million and a Revolving Note B Facility for $10 million. The Company was required to pay a fee of $500,000 at the loan closing date.

         Under the amended and restated terms of the Term Loan A Facility on December 31, 2000, the principal amount outstanding under Facility A and the aggregate principal amount of advances then outstanding under Facility B became advances deemed to have been made under Facility A as of such date and thereafter not included as advances under Facility B. The principal amount of advances outstanding under Facility A on January 1, 2001 are payable in 20 quarterly installments on each payment date, commencing March 31, 2001. Each quarterly installment due on a payment date occurring in a calendar year set forth below will be in the percentage of such aggregate principal amount set forth opposite such calendar year. The outstanding balance of advances made under Facility A shall be payable in full on December 31, 2005.

                                           Percentage of Advances
      Year Ending December 31,         Outstanding on January 1, 2001
      ------------------------         ------------------------------

                2001                                    10%
                2002                                    15%
                2003                                    20%
                2004                                    25%
                2005                                    30%
                                                      ----
                                                       100%
                                                      ====

Under the amended and restated terms of the Term Loan B Facility, on December 31, 2000, advances under Facility B can not exceed $8 million unless the proceeds of such advances are applied to the payment of interest, and cash and cash equivalents on hand of the Company do not exceed $250,000. On December 31, 2000, the Facility B commitment is reduced to $6 million, and is further reduced, on a annual basis, as follows:

      Year Ending December 31,
      ------------------------
                2002                             $1,000,000
                2003                              1,000,000
                2004                              1,000,000
                2005                              3,000,000

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         The agreement terminates on December 31, 2005. The effective interest rate on these borrowings was 10.125% at December 31, 1999. The interest rate is a floating rate which increases based on leverage ratio of the Company. Facility A and B are required to be repaid in full in the event of an initial public offering of capital stock by the Company or Holdings.

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

Promissory Note Payable:

         On July 2, 1999 the Company entered into a promissory note which provides for borrowings of $275,000 at an interest rate of 8.25%. Commencing on August 2, 1999, monthly principal and interest payments of $2,343 are payable in accordance with the agreement through July 2, 2004 at which time the remaining principal balance and accrued interest is due and payable.

         As a result of the early extinguishment of debt in May 1998, the Company was required to record an extraordinary loss of $3.5 million, including the estimated fair value of the interest rate swap agreements described below because they no longer met the criteria to be accounted for as a hedge. The Company recorded the related liability of $400,000 in May 1998. In September 1998, the Company settled the interest rate swap agreements for approximately $600,000. The change in fair value since May 1998 has been recorded as other expense in the accompanying statement of operations for the year ended December 31, 1998.

Maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

          Year                                        Amount
          ----                                       --------
          2000 ........................              $  1,601
          2001 ........................                 1,893
          2002 ........................                 3,102
          2003 ........................                 4,026
          2004 ........................                 4,803
          Thereafter ..................               106,000
                                                     --------
                                                     $121,425
                                                     ========

Obligations Under Capital Leases:

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         The Company leases certain outdoor advertising structures and equipment accounted for as capital leases. The leases provide for the lessee to pay insurance, taxes, maintenance and certain other operating costs of the leased property. These lease agreements contain renewal provisions.

         The following is a summary of future minimum payments under capitalized leases (in thousands of dollars):

         Year Ending December 31,
         ------------------------
              2000                                        $ 1,297
              2001                                          1,334
              2002                                            939
              2003                                          1,265
              2004                                          1,145
                                                          -------
              Total minimum lease payments                  5,980
              Less amount representing
              interest (effective rates ranging
              from 14% to 18%)                             (1,848)
                                                          -------
              Present value of minimum
                lease payments under capital lease        $ 4,132
                                                          =======

Assets recorded under capital leases are included in property and equipment as follows (in thousands):

                                                1998           1999
                                              -------        -------
              Structures                      $ 2,049        $ 4,589
              Equipment                            79             79
                                              -------        -------
                                                2,128          4,668
              Accumulated amortization            (59)          (206)
                                              -------        -------
                                              $ 2,069        $ 4,462
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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

         The second interest rate swap had a notional amount of $15,000,000, and was to mature on May 16, 2000 and had a fixed rate of 9.13%.

         Also, the swaps had an interest rate collar with a notional amount of $10,000,000, a term of one year commencing November 20, 1997 and would have provided a cap of 10.625% and a floor of 8.975%.

As mentioned above, these agreements were settled in September 1998.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company leases certain assets from the President and Chief Financial Officer. The rent expense paid to related parties for the years ended December 31, 1997, 1998 and 1999 in the aggregate totaled approximately $60,000, $41,000 and $57,000, respectively.

NOTE 7.  INCOME TAXES

         The income tax benefit consists of the following for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                              1997           1998          1999
                                              ----           ----          ----

Current:
 Federal ...........................         $ --           $ --           $--
 State .............................           --             --            --
Deferred benefit:
 Federal ...........................          1,218          1,949          --
 State .............................            206            325          --
                                             ------         ------         -----
                                             $1,424         $2,274         $--
                                             ======         ======         =====

         A reconciliation of income tax benefit at statutory rates to the income tax benefit reported in the statements of operations is as follows (in thousands):

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


                                                  1997        1998        1999
                                                  ----        ----        ----

Tax benefit at statutory rate ..............    $ 1,171     $ 3,311     $ 3,894
State tax benefit, net of federal taxes ....        206         325         344
Nondeductible expenses .....................        (11)        (25)        (27)
Increase in valuation allowance ............       --        (1,460)     (3,960)
Other ......................................         58         123        (251)
                                                -------     -------     -------
Income tax benefit .........................    $ 1,424     $ 2,274     $  --
                                                =======     =======     =======

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $34,629,000 for federal and state income tax purposes, which expire in varying amounts during the years ending 2009 through 2019.

         The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carryforwards and other factors and has determined that valuation allowances reflected above should be established against the deferred tax assets as of December 31, 1999. During the years ended December 31, 1998 and 1999, the Company recorded a valuation allowance of $1,460,000 and $3,960,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to expense. There was no other activity in the valuation allowance account during 1998 or 1999.

         Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following as of December 31, 1998 and 1999 (in thousands):

                                                      1998            1999
                                                    --------        --------
     Deferred tax assets:
       Net operating loss carryforwards ......      $  7,925        $ 13,505
       Amortization ..........................           893             795
       Allowance for uncollectible accounts ..           133              70
                                                    --------        --------
                                                       8,951          14,370
       Less valuation allowance ..............         1,460           5,420
                                                    --------        --------
                                                       7,491           8,950
       Deferred tax liabilities:
       Property and equipment ................        (1,291)         (2,750)
                                                    --------        --------
                                                    $  6,200        $  6,200
                                                    ========        ========

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

         Rental expenses for all site leases were $1,632,000, $3,146,000 and $3,667,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

         Future minimum rentals for site leases at December 31, 1999 are as follows (in thousands):

              Year                                        Amounts
              ----                                        -------
              2000 ...................................    $ 2,702
              2001 ...................................      1,942
              2002 ...................................      1,732
              2003 ...................................      1,460
              2004 ...................................      1,346
              Thereafter .............................      8,630
                                                          -------
              Total minimum lease payments required ..    $17,812
                                                          =======

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

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         The carrying amounts approximate fair values as of December 31, 1998 and 1999 for cash, restricted securities, accounts receivable, due to SGH Holdings, Inc., accrued expenses and accounts payable because of the short-term maturities of those instruments.

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

NOTE 10.  SALE-LEASEBACK TRANSACTION

         During 1998 and 1999, the Company entered into several sale-leaseback transactions aggregating $1.3 and $2.5 million, respectively, whereby the Company sold advertising displays in the Southeast. There was no significant gains (losses) resulting from these transactions.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The related leases are being accounted for as capital leases. The assets were leased back from the purchaser for a period of 5 years. The leases contains renewal options at lease termination. The minimum lease payments required by the leases over the next five years are included in Note 5.

         The sale-leaseback agreements contain financial penalties which would be triggered if the Company were to terminate any of the leases early.

NOTE 11.  CAPITAL CONTRIBUTION

         Holdings contributed $17,675,000 to the Company, in the form of additional paid in capital, in order to fund certain acquisitions during the year.

NOTE 12.  CONTRIBUTION AGREEMENT

         In January 2000, Holdings entered into a definitive agreement whereby it will acquire substantially all the interests in PNE Media Holdings, Inc. ("PNE"). The agreement has certain conditions precedent that must be met for the transaction to close. There can be no assurances that these conditions will be met and that the transaction will close. PNE owns and operates approximately 7,700 outdoor advertising billboard faces primarily in metropolitan markets in 14 states. PNE will be operated as a stand alone subsidiary of Holdings. Holdings will continue to operate the Company as a stand alone subsidiary. This transaction will not result in a "change of control" under the public debt indenture governing the $100 million, 11% senior notes due 2008 (Note 5) and such existing debt of the Company will remain outstanding.