Form 10-Q
period 2000-03-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2000-05-15
CIK 1065983

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

        FOR THE QUARTERLY PERIOD ENDED                  COMMISSION FILE
                                                            NUMBER
                   MARCH 31, 2000                         333-59137

                                -----------------

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            KANSAS                                         48-1061763
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                        3416 Highway 41 South
                          Tifton, GA                       31793
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

                                 Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 2000, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                                                                   PAGE NO.
                                                                                                               --------
             Item 1.   Financial Statements (unaudited)

                              Balance Sheets at March 31,
                              2000 and December 31,1999.................................                            1

                              Statements of Operations for the
                              Three Months ended March 31, 2000 and 1999     ........................               2

                              Statements of Cash Flows for the Three Months
                              ended March 31, 2000 and 1999..........................                               3

                              Notes to the Financial Statements.........................                            5

             Item 2.   Management's Discussion and Analysis of Financial

                              Condition and Results of Operations.............................                      6

             Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......                           8

PART II  OTHER INFORMATION

             Item 1.   Legal Proceedings............................................                                8

             Item 2.   Changes in Securities and Use of Proceeds.......................                             8

             Item 3.   Defaults upon Senior Securities.................................                             8

             Item 4.   Submission of Matters to a Vote of Security Holders.............                             8

             Item 5.   Other Information...............................................                             8

             Item 6.   Exhibits and Reports on Form 8-K................................                             8

             SIGNATURES.............................................................                                9

             Index to Exhibits.........................................................                            10

                         PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                March 31,              December 31,
                                                                                  2000                     1999
                                                                                ---------              ------------
                                                                               (unaudited)
Current Assets
  Cash                                                                          $      71                $     155
  Accounts receivable, net of allowance for doubtful
    accounts 2000 $556; 1999 $533                                                   4,034                    4,020
  Supplies                                                                            657                      644
  Prepaid production costs                                                            520                      557
  Prepaid site leases, current portion                                              1,937                    1,677
  Prepaid commissions, current portion                                                609                      641
  Other current assets                                                                409                      342
                                                                                ---------                ---------
           Total current assets                                                     8,237                    8,036
                                                                                ---------                ---------
Property and Equipment, net                                                        71,441                   70,486
Other Assets
  Intangible assets, net                                                           44,690                   46,348
  Prepaid site leases and commissions, long-term portion                              733                      691
  Deferred taxes                                                                    6,200                    6,200
  Other                                                                               370                      364
                                                                                ---------                ---------
                                                                                   51,993                   53,603
                                                                                ---------                ---------
                                                                                $ 131,671                $ 132,125
                                                                                =========                =========

                                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                                             $   1,336                $   1,601
  Accounts payable                                                                  1,713                      540
  Accrued interest                                                                  4,275                    1,534
  Accrued expenses                                                                    106                      282
  Deferred revenue                                                                    300                      310
  Due to SGH Holdings, Inc.                                                           106                      212
                                                                                ---------                ---------
           Total current liabilities                                                7,836                    4,479
Long-Term Debt,
  net of current portion                                                          119,047                  119,824
                                                                                ---------                ---------
           Total liabilities                                                      126,883                  124,303
                                                                                ---------                ---------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                          2                        2
  Paid-in capital                                                                  33,841                   33,841
  Accumulated deficit                                                             (29,055)                 (26,021)
                                                                                ---------                ---------
                                                                                    4,788                    7,822
                                                                                ---------                ---------
                                                                                $ 131,671                $ 132,125
                                                                                =========                =========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                    March 31,

                                                           2000                 1999
                                                           ----                 ----
Net revenues                                             $  7,415             $  6,388
                                                         --------             --------
Operating expenses:
  Direct operating expenses                                 2,692                2,239
  General and administrative                                1,270                1,073
  Depreciation and amortization                             3,163                2,231
                                                         --------             --------
                                                            7,125                5,543
                                                         --------             --------
           Operating income                                   290                  845
                                                         --------             --------
Other income (expense):
  Interest expense                                         (3,341)              (3,065)
  Other income                                                 17                  100
                                                         --------             --------
           Total other income (expense)                    (3,324)              (2,965)
                                                         --------             --------

         Loss before income tax benefit                    (3,034)              (2,120)
Income tax benefit                                             --                   --
                                                         --------             --------

           Net loss                                      $ (3,034)            $ (2,120)
                                                         ========             ========

Basic loss per common share:

             Net loss                                    $(15,170)            $(10,600)
                                                         ========             ========

Weighted common shares outstanding                            200                  200
                                                         ========             ========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       2000              1999
                                                                       ----              ----

OPERATING ACTIVITIES
  Net loss                                                            $(3,034)          $(2,120)
  Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                                     3,163             2,231
      Accrued interest added to pledged securities                         --               (69)
      Changes in assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                            (14)             (456)
           Supplies and prepaid production costs                           24                51
           Prepaid site leases                                           (260)             (199)
           Prepaid commissions                                            (10)             (169)
           Other assets                                                   (73)             (132)
       Increase (decrease) in:
           Accounts payable                                             1,173              (728)
           Accrued interest and accrued expenses                        2,565             2,531
           Deferred revenue                                               (10)               45
                                                                      -------           -------
             Net cash provided by  operating
               activities                                               3,524               985
                                                                      -------           -------

INVESTING ACTIVITIES
  Purchase of property and equipment                                   (2,452)           (2,083)
  Proceeds from sale-and-leaseback transaction                             --               860
  Other                                                                    --                60
                                                                      -------           -------
             Net cash used in
               investing activities                                    (2,452)           (1,163)
                                                                      -------           -------

FINANCING ACTIVITIES
  Deferred issuance costs                                                  (8)               --
  Borrowings under long-term debt agreement                                --             1,450
  Proceeds from revolver borrowings                                       200              (188)
  Payments on revolver borrowings                                        (900)               --
  Principal payments on long-term debt                                   (342)               --
  Decrease in due to SGH Holding, Inc.                                   (106)               --
                                                                      -------           -------
               Net cash provided by (used in)
                 financing activities                                  (1,156)            1,262
                                                                      -------           -------
               Net increase(decrease) in cash                             (84)            1,084
CASH:
  Beginning                                                               155                73
                                                                      -------           -------
  Ending                                                              $    71           $ 1,157
                                                                      =======           =======



SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                                          $   600           $   328
                                                                      =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Property and equipment acquired under capital leases                  $    --           $   860
                                                                      =======           =======


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2
FINANCINGS

           The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. The Company entered into an amended and restated loan agreement ("The Agreement") to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on August 12, 1999. The Agreement consists of a term loan for $10 million and a revolving credit of $10 million of which $2 million is restricted for payment of interest. The Agreement provides for no principal payment until January 1, 2001.

           Annual interest payments on the Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. As of May 12, 2000, the Company had $14.3 million outstanding under its credit facility. The Company anticipates borrowing $5.5 million against that availability to pay interest on the Notes on May 15, 2000. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

NOTE 3
CONTRIBUTION AGREEMENT

In January 2000, SGH Holdings, Inc. ("SGH") entered into a definitive agreement whereby it will acquire substantially all the interest in PNE Media Holdings, Inc.("PNE Holdings"). The agreement has certain conditions precedent that must be met for the transaction to close. There can be no assurance that these conditions will be met and that the transaction will close. PNE Holdings owns and operates approximately 7,700 outdoor advertising billboard faces primarily in metropolitan markets in 14 states. PNE Holdings would be operated as a stand alone subsidiary of SGH. SGH will continue to operate the Company as a stand alone subsidiary. This transaction will not result in a "change of control" under the public debt indenture governing the $100 million, 11% Notes due 2008 and such existing debt of the Company would remain outstanding.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

           This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in certain sections of this Quarterly Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report on Form 10-Q. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and
(vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Net revenues. Net revenues increased 16.1% to $7.4 million for the three months ended March 31, 2000 from $6.4 million for the three months ended March 31, 1999. The assets acquired from PNE Media Holdings, LLC ("PNE"), completed in October 1999 accounted for approximately $.5 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 20.2% to $2.7 million for the first quarter of 2000 from $2.2 million for the comparable period in 1999. Most of this increase was the result of assets acquired. Sales expense increased as a percentage of net revenues from 8.5% in the first quarter of 1999 to 9.9% in 2000. The Company has increased the quantity and quality of its sales force to support future growth. Lease expense remained unchanged as a percentage of net revenues in the first quarter of 1999 to 2000 at 14.9%. Production expense decreased as a percentage of net revenues from 11.8% in the first quarter of 1999 to 11.5% in 2000, due to a shift in sales mix.

General and administrative expenses. General and administrative expenses increased by 18.4% to $1.3 million for the quarter ended March 31, 2000 from $1.1 million in 1999, an increase as a percentage of net revenues to 17.1% from 16.8% primarily due to increased compensation to market managers, professional fees, and higher levels of travel.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.2 million for the quarter ended March 31, 2000 from $2.2 million in 1999. The increase is due primarily to the PNE assets acquired.

Interest expense. Interest expense increased to $3.3 million for the quarter ended 2000 from $3.1 million for the comparable period in 1999. This increases was due primarily to an increase in interest rates.

Income taxes. At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended March 31, 2000, the Company recorded a valuation allowance of $1.1 million on deferred tax assets. At March 31, 2000, the total valuation allowance recorded aggregated $6.5 million on deferred tax assets of $12.7 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings, other long-term debt financing, equity financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds and equity financing.

On May 20, 1998, the Company sold $100 million in aggregate principal amount of 11% Notes, and received net proceeds, after underwriting discounts, of $95.3 million. The Company used a portion of the proceeds of the Notes to repay all borrowings and accrued interest under its existing credit facility, which totaled $57.4 million, whereupon that facility was terminated. The Company also used the proceeds of the Notes to repay a $10.0 million loan, plus $232,000 of accrued interest, from Holdings. Additionally, in conjunction with the sale of the Notes, $16.1 million of subordinated intercompany promissory notes including accrued interest of $3.2 million thereon due to Holdings were converted into stockholder's equity.

On August 12, 1999, the Credit Agreement was amended to revise certain payment dates and amounts, financial reporting requirements, restrictions on sale and leaseback transactions, and financial covenants. As of March 31, 2000, the Company had $16.4 million of borrowings outstanding under its credit facility. The Company used the proceeds from the credit facility to pay a portion of the acquisition of Western. On October 15, 1999, $19 million of debt was provided to SGH Holdings, Inc. ("SGH"), the parent of the Company, which contributed substantially all of the funds to the Company in the form of additional paid in capital. As of May 12, 2000, the Company had $14.3 million outstanding under its credit facility. The Company anticipates borrowing $5.5 million against that availability to pay interest on the Notes on May 15, 2000.

Net cash provided in operating activities was $3.5 million for the first three months of 2000 compared to net cash provided from operating activities of $1.0 million for the first three months of 1999. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital of $.4 million as of March 31, 2000, compared to working capital of $3.6 million as of December 31, 1999.

Annual interest payments on the Notes are $11.0 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes of the Credit Agreement would have a material adverse effect on the Company.

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 incorporated by reference herein.


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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K
           A.    Exhibits
                     27.1    Financial Data Schedule. Filed herewith.

           B.    Report on Form 8-K.

                     A report on form 8-K was filed on February 7, 2000 reporting the execution of a definitive agreement whereby SGH, the parent of the Company, would acquire substantially all of PNE Media Holdings, Inc subject to certain closing requirements.

SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Tri-State Outdoor Media Group, Inc.


May 15, 2000                    /s/ Sheldon G. Hurst
                                ---------------------
                                Sheldon G. Hurst
                                Chief Executive Officer and Director



May 15, 2000                    /s/ William G. McLendon
                                -------------------
                                William G. McLendon
                                Chief Financial Officer, Secretary, Director and
                                Principal Accounting Officer