Form 10-Q
period 2000-06-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2000-08-14
CIK 1065983

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

    FOR THE QUARTERLY PERIOD ENDED                     COMMISSION FILE
                                                           NUMBER
           JUNE 30, 2000                                 333-59137
                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              KANSAS                                      48-1061763
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                          3416 Highway 41 South
                               Tifton, GA                  31793
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

                                 Yes [X] No [ ]

              Indicate the number of shares outstanding of each of
              the issuer's classes of common stock as of the latest
                     practicable date. As of June 30, 2000,
                      there were issued and outstanding 200
                        shares of the registrant's Common
                       Stock, par value $10.00 per share.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                 --------

                  Item 1.  Financial Statements (unaudited)

                                    Balance Sheets at June 30,
                                    2000 and December 31,1999................................           1

                                    Statements of Operations for the
                                    Three Months ended June 30, 2000 and 1999 and Six Months
                                    ended June 30, 2000 and 1999.............................           2

                                    Statements of Cash Flows for the Six Months
                                    ended June 30, 2000 and 1999.............................           3

                                    Notes to the Financial Statements........................           5

                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations......................           6

                  Item 3.Quantitative and Qualitative Disclosures About Market Risk .........           9

PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings.................................................           9

                  Item 2.  Changes in Securities and Use of Proceeds.........................           9

                  Item 3.  Defaults upon Senior Securities...................................           9

                  Item 4.  Submission of Matters to a Vote of Security Holders...............           9

                  Item 5.  Other Information.................................................           9

                  Item 6.  Exhibits and Reports on Form 8-K..................................           9

                  SIGNATURES.................................................................          10

                  Index to Exhibits..........................................................          11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                                  June 30,         December 31,
                                                                                                    2000               1999
                                                                                                    ----               ----
                                                                                                (unaudited)

Current Assets
  Cash                                                                                            $     18          $    155
  Accounts receivable, net of allowance for doubtful
    accounts 2000 $494; 1999 $533                                                                    4,436             4,020
  Supplies                                                                                             517               644
  Prepaid production costs                                                                             542               557
  Prepaid site leases, current portion                                                               1,965             1,677
  Prepaid commissions, current portion                                                                 720               641
 Other current assets                                                                                  246               342
                                                                                                  --------          --------
         Total current assets                                                                        8,444             8,036
                                                                                                  --------          --------
Property and Equipment, net                                                                         72,670            70,486
                                                                                                  --------          --------
Other Assets
  Intangible assets, net                                                                            43,038            46,348
  Prepaid site leases and commissions, long-term portion                                               677               691
  Deferred taxes                                                                                     6,200             6,200
  Other                                                                                                280               364
                                                                                                  --------          --------
                                                                                                    50,195            53,603
                                                                                                  --------          --------
                                                                                                  $131,309          $132,125
                                                                                                  ========          ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                                                               $  1,523          $  1,601
  Accounts payable                                                                                   2,315               540
  Accrued interest                                                                                   1,599             1,534
  Accrued expenses                                                                                     203               282
  Deferred revenue                                                                                     247               310
  Due to  SGH Holdings, Inc.                                                                            66               212
                                                                                                  --------          --------
         Total current liabilities                                                                   5,953             4,479
Long-Term Debt,
  net of current portion                                                                           123,274           119,824
                                                                                                  --------          --------
         Total liabilities                                                                         129,227           124,303
                                                                                                  --------          --------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                                           2                 2
  Paid-in capital                                                                                   33,841            33,841
  Accumulated deficit                                                                              (31,761)          (26,021)
                                                                                                  --------          --------
                                                                                                     2,082             7,822
                                                                                                  --------          --------
                                                                                                  $131,309          $132,125
                                                                                                  ========          ========



                       See Notes to Financial Statements.

                     TRI-STATE OUTDOOR MEDIA GROUP, INC.
                           STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                 (UNAUDITED)





                                                              Three Months Ended                           Six Months Ended
                                                                   June 30,                                    June 30,


                                                             2000              1999                    2000               1999
                                                             ----              ----                    ----               ----

Net revenues                                               $7,767            $6,694                $ 15,182            $13,082
                                                          -------           -------                --------          ---------
Operating expenses:
  Direct operating expenses                                 2,648             2,335                   5,340              4,574
  General and administrative                                1,243             1,046                   2,513              2,120
  Depreciation and amortization                             3,164             2,183                   6,327              4,414
                                                          -------           -------                --------          ---------
                                                            7,055             5,564                  14,180             11,108
                                                          -------           -------                --------          ---------
         Operating income                                     712             1,130                   1,002              1,974
                                                          -------           -------                --------          ---------

Other income (expense):
   Interest expense                                        (3,420)           (3,121)                 (6,761)            (6,186)
   Other income                                                 2                36                      19                136
                                                          -------           -------                --------          ---------
         Total other income (expense)                      (3,418)           (3,085)                 (6,742)            (6,050)
                                                          -------           -------                --------          ---------

         Loss before income tax benefit                    (2,706)           (1,955)                 (5,740)            (4,076)
                                                          -------           -------                --------          ---------
Income tax benefit                                             --                --                      --                 --
                                                          -------           -------                --------          ---------

         Net loss                                         $(2,706)          $(1,955)               $ (5,740)         $  (4,076)
                                                          =======           =======                ========          =========

Basic loss per common share:

              Net loss                                   $(13,530)          $(9,775)               $(28,700)        $ (20,380)
                                                          =======           =======                ========         =========

Weighted common shares outstanding                            200               200                     200               200
                                                          =======           =======                ========         =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                      2000              1999
                                                                                                      ----              ----

OPERATING ACTIVITIES
  Net loss                                                                                        $ (5,740)          $(4,076)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                   6,327             4,414
     Accrued interest on pledged securities                                                             --              (104)
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                                          (416)             (454)
         Supplies and prepaid production costs                                                         142              (215)
         Prepaid site leases                                                                          (288)             (359)
         Prepaid commissions                                                                           (65)             (360)
         Other assets                                                                                  180              (293)
      Increase (decrease) in:
         Accounts payable                                                                            1,775              (668)
         Accrued interest and other accrued expenses                                                   (14)             (175)
         Deferred revenue                                                                              (63)               26
                                                                                                  ---------         ---------
           Net cash provided by (used in) operating
                 activities                                                                          2,088            (2,264)
                                                                                                  ---------         ---------

INVESTING ACTIVITIES
  Purchase of property and equipment                                                                (5,178)           (4,255)
  Proceeds from sale-and-leaseback transaction                                                         920               970
  Proceeds from sale of pledged securities                                                              --             5,504
  Other                                                                                                 --                60
                                                                                                   -------          --------
         Net cash provided by (used in)
             investing activities                                                                   (4,258)            2,279
                                                                                                  --------          --------

FINANCING ACTIVITIES
 Proceeds from revolver borrowings                                                                   6,850             1,650
 Payments on revolver borrowings                                                                    (3,950)               --
 Principal payments on long-term debt                                                                 (448)           (1,293)
 Increase in Due to SGH Holdings, Inc.                                                                (146)               --
 Deferred issuance costs                                                                               (23)             (289)
                                                                                                  --------          --------
           Net cash provided by
             financing activities                                                                    2,033                68
                                                                                                  --------          --------
           Net increase (decrease) in cash                                                            (137)               83
CASH:
  Beginning                                                                                            155                73
                                                                                                  --------          --------
  Ending                                                                                           $    18          $    156
                                                                                                   =======          ========



SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                                                         $6,696            $6,173
                                                                                                    ======            ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                                              $    920         $     970
                                                                                                   =======          ========

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2
FINANCINGS

         The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. The Company entered into an amended and restated loan agreement ("The Agreement") to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on August 12, 1999 and further amended on August 14, 2000. The Agreement consists of a term loan for $10 million and a revolving credit of $10 million. All of the company's assets are pledged to secure this credit facility. This facility matures July 1, 2001.

         Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.7 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

Net revenues. Net revenues increased 16% to $7.8 million for the three months ended June 30, 2000 from $6.7 million for the three months ended June 30, 1999. The assets acquired in October 1999 accounted for approximately $.6 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 13.4% to $2.6 million for the second quarter of 2000 from $2.3 million for the comparable period in 1999. This increase was primarily the result of the increase in sales expense. Sales expense increased as a percentage of net revenues from 8.2% in the second quarter of 1999 to 9.4% in 2000. The Company has increased the quantity and quality of its sales force to support future growth. Lease expense increased as a percentage of net revenues in the second quarter from 15.1% in 1999 to 16.3% in 2000. This increase is due to the higher lease cost on the assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.6% in the second quarter of 1999 to 8.4% in 2000, due to a shift in sales mix and lower sign maintenance cost.

General and administrative expenses. General and administrative expenses increased by 18.8% to $1.2 million for the quarter ended June 30, 2000 from $1.0 million in 1999, an increase as a percentage of net revenues to 15.4% from 14.9% primarily due to increased professional fees, and higher levels of travel.

 Depreciation and amortization expense. Depreciation and amortization expense increased to $3.2 million for the quarter ended June 30, 2000 from $2.2 million in 1999. The increase is due primarily to the assets acquired in October 1999.

 Interest expense. Interest expense increased to $3.4 million for the second quarter ended 2000 from $3.1 million for the comparable period in 2000. This increases was due primarily to an increase in interest rates and the amount outstanding with Bank One.

Income taxes. At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended June 30, 2000, the Company recorded a valuation allowance of $1.1 million on deferred tax assets. At June 30, 2000, the total valuation allowance recorded aggregated $7.6 million on deferred tax assets of $13.8 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


  SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net revenues. Net revenues increased 16% to $15.2 million for the six months ended June 30,2000 from $13.1 million for the six months ended June 30, 1999. Most of this increase was the result of the acquisition completed in October 1999. These acquisitions accounted for approximately $1.3 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 16.7% to $5.3 million for the first six months of 2000 from $4.6 million for the comparable period in 1999. Sales expense increased as a percentage of net revenues from 8.3% in the first six months of 1999 to 9.6% in 2000 due to an increase in sales personnel. Lease expense increased as a percentage of net revenues from 15.0% in the first six months of 1999 to 15.6% in 2000 primarily due to assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.7% in the first six months of 1999 to 9.9% in 2000, primarily due a shift in sales mix and lower sign maintenance expense.

General and administrative expenses. General and administrative expenses increased by 18.5% to $2.5 million for the six months ended June 30, 2000 from $2.1 million in 1999, an increase as a percentage of net revenues to 16.4% from 16.0% due primarily to professional fees and higher levels of travel.

Depreciation and amortization expense. Depreciation and amortization expense increased to $6.3 million for the six months ended June 30, 2000 from $4.4 million in 1999 due primarily to the assets acquired in October 1999.

Interest expense. Interest expense increased to $6.8 million for the six months ended 2000 from $6.2 million for the comparable period in 1999. This increase was primarily the result in interest rates and the amount outstanding with Bank One.

Income taxes. At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the six months ended June 30, 2000, the Company recorded a valuation allowance of $2.2 million on deferred tax assets. At June 30, 2000 the total valuation allowance recorded aggregated $7.6 million on deferred tax assets of $13.8 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings, other long-term debt financing, equity financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds and equity financing.

The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. The Company entered into an amended and restated loan agreement ("The Agreement") to the original credit agreement ("Credit Agreement") with The First National Bank of Chicago originally dated September 20, 1998 on August 12, 1999 and further amended on August 14, 2000. The Agreement consists of a term loan for $10 million and a revolving credit of $10 million. All of the company's assets are pledged to secure this credit facility. This facility matures July 1, 2001.

On August 14 , 2000, the Credit Agreement was amended to revise the maturity date of the facilities from December 31,2005 to July 1,2001, and to amend certain financial covenants. Furthermore, the Credit Agreement was amended to provide that the Company will be in default under the Credit Agreement if any of the following defaults occur: (1) the Company shall fail to timely pay a $200,000 fee to the Bank, or (2) SGH fails to deliver to the Bank on or before October 6, 2000 a certain warrant to purchase common stock of SGH representing 0.85% of the fully diluted common stock of SGH, or (3) SGH fails to make a contribution to the capital of the company (not to exceed $1,000,000) under a certain Capital Call Agreement dated August 14, 2000 executed by SGH and the stockholders of SGH (which Capital Call Agreement requires such contribution to the capital of the Company in the event of a monetary default under the Credit Agreement). The Company is seeking to arrange a refinancing of the Credit Agreement on or before December 31, 2000. There can be no assurance that the Company will be able to refinance such loan.

Net cash provided in operating activities was $1.8 million for the first six months of 2000 compared to net cash used in operating activities of $2.3 million for the first six months of 1999. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $2.5 million as of June 30, 2000, compared to working capital of $3.5 million as of December 31, 1999.

Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.7 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes of the Credit Agreement would have a material adverse effect on the Company.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K
         A.       Exhibit
                      27.1    Financial Data Schedule. Filed herewith.

         B.       Report on Form 8-K.
                     A report on form 8-K was filed on July 5, 2000 reporting the termination of a definitive agreement whereby SGH, the parent of the Company, would acquire substantially all of PNE Media Holdings, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Tri-State Outdoor Media Group, Inc.


August 14, 1999                            /s/Sheldon G. Hurst
                                           ---------------------
                                           Sheldon G. Hurst
                                           Chief Executive Officer and Director



August 14, 1999                            /s/ William G. McLendon
                                           -------------------
                                           William G. McLendon
                                           Chief Financial Officer, Secretary,
                                           Director and Principal Accounting
                                           Officer