Form 10-Q
period 2000-09-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2000-11-14
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE
                                                             NUMBER
SEPTEMBER 30, 2000                                         333-59137
                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            KANSAS                                             48-1061763
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

    3416 Highway 41 South Tifton, GA                             31793
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

                                               Yes /X/ No / /

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2000, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I FINANCIAL INFORMATION


            Item 1.     Financial Statements (unaudited)

                         Balance Sheets at September 30,
                        2000 and December 31,1999 .........................     1

                        Statements of Operations for the
                        Three Months ended September 30, 2000 and
                        1999 and Nine Months ended September 30, 2000
                        and 1999 ..........................................     2

                        Statements of Cash Flows for the Nine Months
                          ended September 30, 2000 and 1999 ...............     3

                        Notes to the Financial Statements .................     5

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...............     6

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk .......................................     9


PART II  OTHER INFORMATION

            Item 1.     Legal Proceedings .................................     9

            Item 2.     Changes in Securities and Use of Proceeds .........     9

            Item 3.     Defaults upon Senior Securities ...................     9

            Item 4.     Submission of Matters to a Vote of Security Holders     9

            Item 5.     Other Information .................................     9

            Item 6.     Exhibits and Reports on Form 8-K ..................     9


            SIGNATURES.....................................................     10

            Index to Exhibits .............................................     11

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      September 30,          December 31,
                                                                          2000                  1999
                                                                       ---------             ---------
                                                                      (unaudited)
Current Assets
  Cash                                                                 $      37             $     155
 Accounts receivable, net of allowance for doubtful
    accounts 2000 $453; 1999 $533                                          4,552                 4,020
  Supplies                                                                   530                   644
  Prepaid production costs                                                   548                   557
  Prepaid site leases, current portion                                     1,871                 1,677
  Prepaid commissions, current portion                                       726                   641
 Other current assets                                                        289                   342
                                                                       ---------             ---------
      Total current assets                                                 8,553                 8,036
                                                                       ---------             ---------
Property and Equipment, net                                               69,592                70,486
                                                                       ---------             ---------
Other Assets
  Intangible assets, net                                                  41,960                46,348
  Prepaid site leases and commissions, long-term portion                     639                   691
  Deferred taxes                                                           6,200                 6,200
  Other                                                                      309                   364
                                                                       ---------             ---------
                                                                          49,108                53,603
                                                                       ---------             ---------
                                                                       $ 127,253             $ 132,125
                                                                       =========             =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                                    $  17,620             $   1,601
  Accounts payable                                                         2,348                   540
  Accrued interest                                                         4,249                 1,534
  Accrued expenses                                                           120                   282
  Deferred revenue                                                           243                   310
  Due to SGH Holdings, Inc.                                                   44                   212
                                                                       ---------             ---------
      Total current liabilities                                           24,624                 4,479
Long-Term Debt,
  net of current portion                                                 103,826               119,824
                                                                       ---------             ---------
      Total liabilities                                                  128,450               124,303
                                                                       ---------             ---------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                 2                     2
  Paid-in capital                                                         33,841                33,841
  Accumulated deficit                                                    (35,040)              (26,021)
                                                                       ---------             ---------
                                                                          (1,197)                7,822
                                                                       ---------             ---------
                                                                       $ 127,253             $ 132,125
                                                                       =========             =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                    2000               1999               2000               1999
                                                  --------           --------           --------           --------
Net revenues                                      $  7,918           $  6,741           $ 23,100           $ 19,823
                                                  --------           --------           --------           --------
Operating expenses:
  Direct operating expenses                          2,837              2,430              8,177              7,004
  General and administrative                         1,083                968              3,596              3,088
  Depreciation and amortization                      3,509              2,232              9,836              6,655
                                                  --------           --------           --------           --------
                                                     7,429              5,630             21,609             16,747
                                                  --------           --------           --------           --------
      Operating income                                 489              1,111              1,491              3,076
                                                  --------           --------           --------           --------
Other income (expense):
   Interest expense                                 (3,603)            (3,208)           (10,364)            (9,394)
  Other income                                           2                 --                 21                136
  Loss on sale of property and equipment              (167)                --               (167)                --
                                                  --------           --------           --------           --------
      Total other income (expense)                  (3,768)            (3,208)           (10,510)            (9,258)
                                                  ========           ========           ========           ========
      Loss before income tax benefit                (3,279)            (2,097)            (9,019)            (6,182)
                                                  --------           --------           --------           --------
Income tax benefit                                      --                 --                 --                 --
                                                  --------           --------           --------           --------
      Net loss                                    $ (3,279)          $ (2,097)          $ (9,019)          $ (6,182)
                                                  ========           ========           ========           ========
Basic loss per common share:

           Net loss                               $(16,395)          $(10,485)          $(45,095)          $(30,910)
                                                  ========           ========           ========           ========
Weighted common shares outstanding                     200                200                200                200
                                                  ========           ========           ========           ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   2000              1999
                                                                 -------           -------
OPERATING ACTIVITIES
  Net loss                                                       $(9,019)          $(6,182)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
   Loss on sale of property and equipment                            167                --
   Depreciation and amortization                                   9,836             6,655
   Accrued interest on pledged securities                             --              (104)
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                           (532)             (901)
      Supplies and prepaid production costs                          123              (178)
      Prepaid site leases                                           (194)             (372)
      Prepaid commissions                                            (33)             (458)
      Other assets                                                   108              (787)
    Increase (decrease) in:
      Accounts payable                                             1,808              (624)
      Accrued interest and other accrued expenses                  2,553             2,519
      Deferred revenue                                               (67)               17
                                                                 -------           -------
        Net cash provided by (used in) operating
               activities                                          4,750              (415)
                                                                 -------           -------

INVESTING ACTIVITIES
 Purchase of property and equipment                               (7,039)           (6,783)
 Proceeds from sale-and-leaseback transaction                        920             1,975
 Proceeds from sale of property and equipment                      1,673                --
 Proceeds from sale of pledged securities                             --             5,504
 Other                                                                --                60
                                                                 -------           -------
      Net cash provided by (used in)
          investing activities                                    (4,446)              756
                                                                 -------           -------

FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                            --               275
 Proceeds from revolver borrowings                                 7,600             5,120
 Payments on revolver borrowings                                  (7,000)               --
 Principal payments on long-term debt                               (627)           (4,652)
 Large in Due to SGH Holdings, Inc.                                 (168)               --
 Deferred issuance costs                                            (227)           (1,069)
                                                                 -------           -------
        Net cash used in
          financing activities                                      (422)             (326)
                                                                 -------           -------
        Net increase (decrease) in cash                             (118)               15
CASH:
  Beginning                                                          155                73
                                                                 -------           -------
  Ending                                                         $    37           $    88
                                                                 =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                      $ 7,649           $ 6,585
                                                                 =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Property and equipment acquired under capital leases             $   920           $ 1,975
                                                                 =======           =======

Early Extinguishment of capital leases from sale of
  property and equipment                                         $   872           $    --
                                                                 =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Property and equipment acquired under capital leases             $   920           $ 1,975
                                                                 =======           =======

Early Extinguishment of capital leases from sale of
  property and equipment                                         $   872           $    --
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1999 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

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

      Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.8 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Senior Notes of the Credit Agreement would have a material adverse effect on the Company.

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

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues. Net revenues increased 18% to $7.9 million for the three months ended September 30, 2000 from $6.7 million for the three months ended September 30, 1999. The assets acquired in October 1999 accounted for approximately $.6 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 16.7% to $2.8 million for the third quarter of 2000 from $2.4 million for the comparable period in 1999. This increase was primarily the result of the increase in sales expense. Sales expense increased as a percentage of net revenues from 9.4% in the third quarter of 1999 to 10.6% in 2000. The Company has increased the quantity and quality of its sales force, including new regional sales and marketing positions, to support future growth. Lease expense increased as a percentage of net revenues in the third quarter from 14.6% in 1999 to 16.1% in 2000 primarily due to assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.7% in the third quarter of 1999 to 9.2% in 2000, due to a shift in sales mix and lower sign maintenance costs.

General and administrative expenses. General and administrative expenses increased by 10.0% to $1.1 million for the quarter ended September 30, 2000 from $1.0 million in 1999, a decrease as a percentage of net revenues to 13.7% from 14.4% primarily due to operating leverage.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.5 million for the quarter ended September 30, 2000 from $2.2 million in 1999. The increase is due primarily to the assets acquired in October 1999.

Interest expense. Interest expense increased to $3.6 million for the third quarter ended 2000 from $3.2 million for the comparable period in 2000. This increases was primarily due to an increase in interest rates and the amount outstanding with Bank One.

Income taxes. At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended September 30, 2000, the Company recorded a valuation allowance of $1.3 million on deferred tax assets. At September 30, 2000, the total valuation allowance recorded aggregated $8.9 million on deferred tax assets of $15.1 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.


   NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues. Net revenues increased 16.7% to $23.1 million for the nine months ended September 30,2000 from $19.8 million for the nine months ended September 30, 1999. The assets acquired in October 1999 accounts for approximately $2.0 million of the period-to-period revenue growth.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 17.1% to $8.2 million for the first nine months of 2000 from $7.0 million for the comparable period in 1999. Sales expense increased as a percentage of net revenues from 8.7% in the first nine months of 1999 to 10.0% in 2000 due to an increase in sales personnel. The Company has increased the quantity and quality of its sales force, including new regional sales and marketing positions, to support future growth. Lease expense increased as a percentage of net revenues from 14.9% in the first nine months of 1999 to 15.8% in 2000 primarily due to assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.7% in the first nine months of 1999 to 9.7% in 2000, primarily due a shift in sales mix and lower sign maintenance expense.

General and administrative expenses. General and administrative expenses increased by 16.1% to $3.6 million for the nine months ended September 30, 2000 from $3.1 million in 1999, a decrease as a percentage of net revenues to 15.6% from 15.7%.

Depreciation and amortization expense. Depreciation and amortization expense increased to $9.8 million for the nine months ended September 30, 2000 from $6.7 million in 1999 due primarily to the assets acquired in October 1999.

Interest expense. Interest expense increased to $10.4 million for the nine months ended 2000 from $9.4 million for the comparable period in 1999. This increase was primarily due to an increase in interest rates and the amount outstanding with Bank One.

Income taxes. At December 31, 1999, the Company had net operating loss carry forwards of approximately $34.6 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the nine months ended September 30, 2000, the Company recorded a valuation allowance of $3.5 million on deferred tax assets. At September 30, 2000 the total valuation allowance recorded aggregated $8.9 million on deferred tax assets of $15.1 million to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

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

On August 14 , 2000, the Credit Agreement was amended to revise the maturity date of the facilities from December 31, 2005 to July 1,2001, and to amend certain financial covenants. Furthermore, the Credit Agreement was amended to provide that the Company will be in default under the Credit Agreement if any of the following defaults occur: (1) the Company shall fail to timely pay a $200,000 fee to the Bank, or (2) SGH fails to deliver to the Bank on or before October 6, 2000 a certain warrant to purchase common stock of SGH representing 0.85% of the fully diluted common stock of SGH, or (3) SGH fails to make a contribution to the capital of the company (not to exceed $1,000,000) under a certain Capital Call Agreement dated August 14 , 2000 executed by SGH and the stockholders of SGH (which Capital Call Agreement requires such contribution to the capital of the Company in the event of a monetary default under the Credit Agreement). Delivery of the guaranty to fund under the Capital Call Agreement has been extended to November 20, 2000.

In order to make the November 15, 2000 interest payment on the Notes, the Company plans to draw the full amount available under the Credit Agreement and obtained capital of up to $1 million from several of its shareholders. Under the Credit Agreement, the Company's bank loan is now classified as a current liability due July 1, 2001. Furthermore, the financial covenants in the Credit Agreement become more restrictive at the end of each quarter. The Company may not be able to meet these financial covenants in the future. If that were to happen the loan could be accelerated. The Company is seeking to arrange a refinancing of the Credit Agreement, however, there can be no assurance that the Company will be able to refinance such loan. The Company has hired an investment banking firm to explore various alternatives for the Company.

Net cash provided by operating activities was $4.8 million for the first nine months of 2000 compared to net cash used in operating activities of $.4 million for the first nine months of 1999. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of ($16.1) million as of September 30, 2000 due to the reclass of the Bank One loan as a current liability, compared to working capital of $3.5 million as of December 31, 1999.

Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.8 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes of the Credit Agreement would have a material adverse effect on the Company.

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

      None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K


      A.    Exhibits

            27.1  Financial Data Schedule. Filed herewith.

      B.    Report on Form 8-K.

            A report on form 8-K was filed on August 25, 2000 reporting that The Company entered into an amended and restated loan agreement to the original agreement dated September 20, 1998 on August 14, 2000.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tri-State Outdoor Media Group, Inc.


November 14, 2000                   /s/Sheldon G. Hurst
                                    -------------------
                                    Sheldon G. Hurst
                                    Chief Executive Officer and Director



November 14, 2000                   /s/ William G. McLendon
                                    -----------------------
                                    William G. McLendon
                                    Chief Financial Officer, Secretary,
                                    Director and Principal Accounting Officer