Form 10-K405
period 2000-12-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2001-04-02
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

Item 1   Business .......................................................   1
         General Development of Business ................................   1
         Business Strategy ..............................................   2
         Inventory ......................................................   3
         Markets ........................................................   5
         Customers ......................................................   6
         Contracts ......................................................   6
         Local Market Operations ........................................   7
         Production .....................................................   7
         Competition ....................................................   8
         Government Regulations .........................................   9
         Employees ......................................................  10
Item 2   Properties .....................................................  10
Item 3   Legal Proceedings ..............................................  11
Item 4   Submission of Matters to a Vote of Security Holders ............  11

                                     PART II

Item 5   Market for Registrant's Common Stock and Related
          Security Holder Matters .......................................  11
Item 6   Selected Financial Data ........................................  12
Item 7   Management's Discussion and Analysis of Financial

                                                                           PAGE
          Condition and Results of Operations ...........................  14
Item 7A  Quantitative and Qualitative Disclosures About Market Risk .....  22
Item 8   Financial Statements ...........................................  23
Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ...........................  23

                                    PART III

Item 10  Directors and Executive Officers of the Registrant .............  23
Item 11  Executive Compensation .........................................  25
Item 12  Security Ownership of Certain Beneficial Owners and Management .  25
Item 13  Certain Relationships and Related Transactions .................  28

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K ......................................................  28

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         The Company is a leading highway directional outdoor advertising company. As of December 31, 2000, the Company operated over 13,596 outdoor advertising displays, including 11,678 bulletins and 1,918 posters, in 29 states in the United States. Essentially all of the Company's billboards are located outside urban areas. The Company offers a full line of outdoor advertising services to its customers, including creative design, production, installation and maintenance of advertising displays. In 2000, over 95% of the Company's net revenues were generated by local businesses, including local franchisees of national chains, with no one customer accounting for as much as 2% of its net revenues.

         Highway directional billboards are usually located along interstate highways and primary and secondary roads and are used by local businesses to alert and direct motorists to the advertiser's place of business. Many of the Company's principal customers, which include motels, hotels, restaurants and gasoline retailers, depend on strategically located billboards as the only effective, cost-efficient means to reach their target customers. As a result, these advertisers will usually purchase a billboard display under long-term contracts and leave the original advertising copy in place for the duration of the contract. As of December 31, 2000, over 83% of our bulletin advertising contracts had an original term of at least 18 months and 73% had an original term of at least 36 months. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs and has leveraged its sales force, resulting in higher cash flow margins.

         Since 1993, the Company has continued to pursue an aggressive acquisition strategy, completing over 33 asset acquisitions. During this period, the Company completed both "new market" and "fill-in" acquisitions. New market acquisitions are acquisitions of outdoor advertising assets not contiguous of the Company's existing markets. Fill-in acquisitions are generally acquisitions in or adjacent to the Company's existing markets that involve the purchase of outdoor advertising displays only, resulting in the elimination of virtually all personnel and related costs of the acquired businesses.

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

         During 1999, the Company completed several smaller fill-in acquisitions totaling more than $17.1 million in total purchase price whereby the Company added 1,107 display faces to its inventory. This included four (4) fill -in acquisitions completed in October 1999 that totaled $15.5 million.

         During 2000, the Company sold back to Scenic Outdoor certain assets purchased from them since July 1998. The net proceeds were about $ 1.5 million.

         On December 29, 2000 the Company entered into an Asset Purchase Agreement to sell its Northeast division for approximately $11.2 million. The transaction closed in January 2001. The revenues and expenses (before depreciation, amortization and interest expense) of the Northeast division were approximately $2.2 million and $1.5 million, respectively, for the year ended December 31, 2000.

         The Company has outstanding $100,000,000 of 11% Senior Notes due 2008 ("Senior Notes"). In addition, the Company refinanced the $20 million credit facility with Bank One that was due on July 1, 2001. The $20 million facility has been replaced with a $20 million facility with Ableco Finance, LLC in March 2001, due March 2004.

BUSINESS STRATEGY

         The Company's strategy is to be a leading provider of highway directional outdoor advertising to local advertisers in non-urban markets. The Company entered this segment of the outdoor advertising business because it believes that non-urban businesses have been under-served by the major outdoor advertising companies. The

Company's success depends upon its ability to implement the following key elements of our strategy:

         - Maximize Revenues through Rate and Occupancy Management. The Company's lease expense, which is the rent paid to landowners on which the Company's billboards are located, is generally lower for non-urban highway directional billboards. For this reason, when the Company seeks advertisers for its billboards, it can often refuse to reduce advertising rates to keep the billboards in use. The Company believes that by maintaining its advertising rates, it can maximize its revenues over the longer term.

         - Emphasize 36-Month Advertising Contracts. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs over the term of the contracts and has permitted it to more efficiently leverage its sales personnel, resulting in higher cash flow margins.

         - Pursue Growth through Acquisitions. The Company believes that the non-urban highway directional market remains highly fragmented, producing numerous acquisition opportunities that fit its acquisition criteria. The Company believes that it can more easily identify, acquire and successfully integrate fill-in acquisitions because it is typically a major provider of outdoor advertising services in the areas in which it operates. With the addition of new market acquisitions, its potential to identify and acquire new fill-in acquisitions increases as its area of coverage expands. The Company's pursuit of growth through acquisitions is currently limited by capital.

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

         - Control Costs and Quality through Centralization of Production and Vertical Integration. The Company seeks to control production costs and maintain consistent, high quality production standards. In the past the Company has done this by centralizing and vertically integrating essentially all of its production services related to billboards sold under 36-month contracts, thereby reducing its use of outside contractors. The Company is shifting toward a 36 month vinyl wrap product produced by a third party. This product is more cost effective to produce and install. The Company also uses Scotchlite, a highly reflective and long lasting vinyl on many of its rural billboards sold under long-term contracts which eliminates the need for electric lighting and reduces maintenance on these billboards. Approximately 22% of the Company's bulletins in service at December 31, 2000 used Scotchlite on the advertising copy.

INVENTORY

         The Company differentiates its inventory by the type of material used on its display faces.

         - The Company's Bulletins range in size from 4 feet high by 6 feet wide to 20 feet high by 80 feet wide, with the majority ranging from 12 feet high by 24 feet wide to 10 feet high by 32 feet wide. To better serve its customers on a localized basis, the Company may customize the size and pricing of its bulletins to meet their budgets. As a result, many of the Company's bulletins are smaller than the standard-sized bulletins offered by its competitors, most of which are 10 -1/2 feet high by 36 feet wide or 14 feet high by 48 feet wide. At December 31, 2000, approximately 58% of the Company's bulletin advertising contracts provided for bulletins made from Scotchlite or non-reflective self-adhesive vinyl attached to pre-painted plywood panels. Substantially all of this vinyl advertising copy is produced at the Company's Tifton, Georgia-facility and shipped to the site. These vinyl display faces generally last between three and five years without replacement. Most of the Company's remaining billboards are signs made from computer-generated graphics on a single sheet of vinyl that is wrapped around the billboard structure. These single sheet vinyl faces are produced by outside contractors and are usually sold under shorter-term contracts. A small number of the Company's bulletins are hand painted, in most cases by outside contractors. Because of their greater impact and higher cost, bulletins are usually located on major highways.

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

         -        Junior (8-Sheet) Posters are 6 feet high by 12 feet wide.
                  Displays are typically prepared and mounted in the same manner as 30-sheet posters. The Company generally seeks to resell its 8-sheet posters as bulletins as soon as it procures a long-term contract for the space.

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

         The following table sets forth certain information on the Company's operations in each of the states in its market areas.

                            As of December 31, 2000

                                DISPLAY                                                     30-SHEET                      8-SHEET
STATE                            FACES                     BULLETINS (1)                   POSTERS (1)                   POSTERS (1)
- -----                           -------                    -------------                   -----------                   -----------
Georgia                            2553                          2518                             35
Missouri                           1410                          1410
Kentucky                           1289                           877                            412
Oklahoma                           1045                          1045
Minnesota                           945                           496                            414                           35
Pennsylvania                        771                           513                            257                            1
Texas                               717                           717
New York                            676                           508                            168
Arkansas                            662                           662
Iowa                                677                           677
S. Carolina                         629                           264                                                         365
Kansas                              499                           499
N. Carolina                         454                           339                              1                          114
Nebraska                            386                           386
Florida                             222                           222
W. Virginia                         206                           137                             69
Alabama                             164                           164
Tennessee                            30                            30
Illinois                             63                            63
Ohio                                 62                            15                              2                           45
S. Dakota                            65                            65
Louisiana                            33                            33
Other                                38                            38
- -----                           -------                    -------------                   -----------                   -----------
TOTAL                             13596                         11678                           1358                          560

(1) Each display face, including an unoccupied display face, is classified either as a bulletin or poster based on the last sale to an advertiser.

MARKETS

         The Company operates through five divisions covering particular geographic regions. Certain of the Company's divisions operate in the same states but their coverage areas do not overlap.

         The following is a summary of the market and plants associated with each division as of December 31, 2000.

         Southeast Division. The Southeast division, based in Tifton, Georgia, provides outdoor advertising services primarily in Georgia, Florida, North Carolina, South Carolina, Tennessee and Alabama. As of December 31, 2000, the Company's Southeast division operated 3,540 painted bulletins with the majority varying in size from 10 -1/2 feet by 36 feet to 14 feet by 48 feet, except in North Carolina and South Carolina where the typical size is 6 feet by 12 feet, and 515 posters, including 479 8-sheet posters.

         Midwest Division. The Midwest division, based in Baxter Springs, Kansas, currently provides outdoor advertising services primarily in Arkansas, Kansas, Louisiana, Southern Missouri, Oklahoma, and Texas. As of

December 31, 2000, the Company's Midwest division consisted of 3,654 bulletins varying in size from 8 feet by 20 feet to 14 feet by 48 feet.

         Northcentral Division. The Northcentral division, based in Rochester, Minnesota, currently provides outdoor advertising services primarily in southern Minnesota (including Rochester), Iowa, Nebraska, Northern Missouri, and South Dakota. As of December 31, 2000, the Company's Northcentral Division operated 2,360 bulletins, varying in size with the majority being 12 feet by 50 feet, and 449 posters including 35 8-sheet posters.

         Mid-Atlantic Division. The Mid-Atlantic division, based in Ivel, Kentucky provides outdoor advertising primarily in West Virginia, eastern Kentucky, Tennessee, Illinois, and southern Ohio. As of December 31, 2000, the Mid-Atlantic division operated 1,099 bulletins, with the majority varying in size from 12 feet high by 24 feet wide to 20 feet high by 60 feet wide and 483 30-sheet posters.

         Northeast Division. The Northeast division, based in Jamestown, New York, provides outdoor advertising services in western New York, northwestern Pennsylvania and Youngstown, Ohio. As of December 31, 2000, the Company's Northeast division operated 1,025 bulletins, with the majority varying in size from 6 feet wide by 12 feet high to 14 feet high by 48 feet wide, and 471 posters including 47 8-sheet posters in Youngstown, Ohio. Subsequent to year end, the Company sold its Northeast Division to Lamar Advertising on January 11, 2001.

CUSTOMERS

         For the year ended December 31, 2000, over 95% of the Company's net revenue was generated by local business, including local franchisees of national chains. The Company believes that its customer base of local advertisers offers several advantages over a more national customer base. In the case of local advertisers, the Company is more likely to deal directly with the customer without an advertising agency acting as an intermediary. The Company is also more likely to develop a long-term working relationship with a local advertiser, which, the Company believes, gives it greater influence over the advertiser's purchasing decisions and helps it obtain contract renewals from the advertiser.

         The Company's customers are engaged in a wide range of businesses with no one customer accounting for more than 2% of revenues. Approximately one half of Company customers are categorized as hotels, motels, and restaurants. Another 30% of customers are categorized as retail, automotive, or service including gasoline retailers. No other category accounts for more that 5% of revenues.

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

         As of December 31, 2000, the future contract revenue associated with occupied bulletins, excluding the Northeast division, was $27.0 million, of which $16.0 million is expected to be billed in 2001. Since posters are sold under short-term contracts, net revenues from poster contracts are not included in future contract revenue amounts.

LOCAL MARKET OPERATIONS

         The Company conducts its sales, marketing and site leasing operations through it's four regional offices (after the sale of the Northeast Division) consistent with management's belief that decentralization of these operations is most responsive to local market demands while providing greater incentive to its regional employees. Each division has a general manager who oversees regional leasing and creative design, and a sales manager. In addition, each division has limited facilities for the production of outdoor advertising. (See"Production"). Management believes that by relying on regional personnel to study and assess local market conditions and to procure new site leases, it is better able to respond to changes in advertiser demand.

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

         Production work for display faces includes creating the advertising copy design and layout, painting the design or coordinating its printing, and installing the designs on display faces. The Company has historically produced substantially all advertising on its bulletin display faces. The Company produces substantially all art work for its bulletin display faces, especially since local advertisers generally are not represented by advertising agencies. However, the Company is starting a shift toward increased use of a vinyl product from a third party in order to achieve lower cost and facilitate installation.

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

         Vinyl wraps consist of vinyl sheets painted with computer-generated graphics or hand painted copy that are wrapped around rectangular plywood sheets attached to the outdoor advertising structure. Vinyl wraps are produced by outside contractors and are generally sold under short-term contracts. The Company anticipates an increased utilization of vinyl wraps.

         The Company also utilizes poster faces which are lithographed or silk-screened paper sheets produced by outside contractors pasted to the display face.

         The Company has facilities for the construction of new outdoor advertising structures in Baxter Springs, Kansas and Tifton, Georgia. Display faces are produced in the Tifton, Georgia facility and increasingly are being produced by outside vendors. The Company's new billboard structures have generally been constructed by outside contractors; however, the Company has increased its capability to build these structures by adding construction personnel at its Tifton facility.

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

         The Company also competes for non-highway directional customers principally through the sale of space on its posters. The Company competes for these customers against a full range of competitors, primarily including other outdoor advertisers, print media, radio and television, as well as a variety of other "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters, supermarkets and on buses.

         Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers from particular geographic areas. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to target a particular geographic area.

         The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as small local companies operating a limited number of structures in a single or a few local markets. In several of its markets, the Company encounters direct competition from other major outdoor and media companies, including Infinity Broadcasting Corp. and Lamar Advertising Company, each of which has a larger national network and greater resources than the Company. The Company believes that its emphasis on local highway directional advertisers and its position as a major provider of advertising services in each of the areas in which it operates enable it to compete effectively with the other outdoor and media operators, as well as other media. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

GOVERNMENT REGULATION

         The outdoor advertising industry is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. The Highway Beautification Act, and the various state statutes implementing it, requires the payment of just compensation whenever government authorities require legally erected and maintained billboards to be removed from federally-aided highways.

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

         Most outdoor advertisers, including the Company, operate a significant number of billboards that do not conform to current state or local regulations governing the height, size or location of billboards. A non-conforming billboard is one that was lawfully erected; but due to either a change in zoning laws or the enactment of zoning laws where none previously existed, the billboard is no longer in compliance. However, the owner of a non-conforming billboard is still legally permitted to own, operate and maintain the billboard for the rest of its life. Typically, most laws provide that in the event a non-conforming billboard is damaged, including damage caused by natural events such as tornadoes or hurricanes, the Company is not permitted to repair the structure if either the cost of doing so exceeds 50% of the cost of building a new billboard structure or the physical damage to the structure exceeds 50% of the structure. In recent years, the number of non-conforming billboards lost by the Company in this fashion has been nominal. An outdoor advertising company that holds a permit for a non-conforming structure has the exclusive right to maintain and operate that structure, and is free to transfer the permit to another owner.

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

EMPLOYEES

         At December 31, 2000, the Company employed 194 people, of whom 70 people were primarily engaged in sales and marketing, 87 people were engaged in painting, bill posting and construction and maintenance of displays, and the balance were employed in executive, financial, administrative and similar capacities. The Company is not a party to any collective bargaining agreement. The Northeast division, which was sold to Lamar Advertising subsequent to year end, included 17 employees.

ITEM 2.  PROPERTIES

         The Company conducts its operations at the facilities set forth below:

                                                              SQUARE   LEASED/
LOCATION                              USE                     FOOTAGE   OWNED
Tifton, Georgia           Office; billboard structure         45,000    Owned
                            construction; full

                            display face production
Baxter Springs, Kansas    Office; billboard structure         14,000    Owned
                            construction; limited display
                            face production
Rochester, Minnesota      Office; limited display face         8,000    Leased
                            production
Ivel, Kentucky            Office; limited display face         5,000    Leased
                            production

         In addition, as of December 31, 2000, the Company owned 30 parcels of real property that serve or may serve as sites for outdoor displays. The Company's remaining 9,285 advertising display sites are leased. The Company's site leases are for varying terms ranging from month-to-month or year-to-year to terms of the years or longer, and many provide for renewal options. Approximately 45% of these leases will expire prior to the end of 2001. Historically, the Company has had no difficulty renewing these leases. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions. Through the use of double-sided structures and multiple displays on individual structures or individual sites, the Company averages approximately 1.5 display faces for every site it owns or leases.

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

         As of December 31, 2000, no established public market exists for the Company's common stock. There is one holder of the Company's common stock. The Company's common stock has not been registered with the U.S. Securities Exchange Commission or other regulatory authority.

         The Company's Senior Notes and secured bank credit facility both contain covenants restricting the payments of dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data, insofar as it relates to each of the years in the five-year period ended December 31, 2000, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 2000 and 1999 and the related statements of operations for each of the years in the three-year period ended December 31, 2000 and the notes thereto appearing elsewhere in this Form 10-K. The selected financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          STATEMENT OF OPERATIONS DATA:

                                                                                 YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                        1996             1997(1)          1998(1)          1999(1)        2000
                                                      ---------        ---------        ---------        ---------      ---------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:

         Net revenues .............................   $   8,021        $  11,831        $  20,958        $  26,905      $  30,347
                                                      ---------        ---------        ---------        ---------      ---------

         Operating expenses:
          Direct operating expenses ...............       2,427            3,817            7,405            9,514         11,019

         General and administrative ...............       2,345            2,417            3,389            4,264          5,384

         Depreciation and
          Amortization ............................       2,648            4,699            9,958           11,730         13,428
                                                      ---------        ---------        ---------        ---------      ---------

         Total operating expenses .................       7,420           10,933           20,752           25,508         29,831
                                                      ---------        ---------        ---------        ---------      ---------

         Operating income .........................         601              898              206            1,397            516

         Gain (loss) on sale of assets ............         443             (143)              --               --           (167)

         Interest expense .........................      (1,941)          (4,200)         (10,417)         (13,006)       (13,731)

         Other income (expense) ...................           2               --              369              156             28
                                                      ---------        ---------        ---------        ---------      ---------

         Income (loss) before
         Income tax benefit .......................        (895)          (3,445)          (9,842)         (11,453)       (13,354)

         Income tax benefit .......................         324            1,424            2,274               --             --
                                                      ---------        ---------        ---------        ---------      ---------

         Income (loss) before
         Extraordinary item .......................   $    (571)       $  (2,021)       $  (7,568)       $ (11,453)     $ (13,354)
                                                      ---------        ---------        ---------        ---------      ---------

         Basic income (loss) from
         Continuing operations per share ..........   $  (2,855)       $ (10,105)       $ (37,840)       $ (57,265)     $ (66,770)
                                                      ---------        ---------        ---------        ---------      ---------

OTHER DATA:

         EBITDA(2) ................................   $   3,249        $   5,597        $  10,164        $  13,127         13,944

         EBITDA margin (2) ........................        40.5%            47.3%            48.5%            48.8%          45.9%

         Cash flows from
         Operating activities .....................       1,476            1,810             (526)          (3,058)         1,277

         Cash flows from
         Investing activities .....................       1,165          (37,305)         (64,531)         (15,821)        (4,007)

         Cash flows from
                  Financing activities ............      (2,582)          35,494           64,998           18,961          2,621

         Capital expenditures .....................       1,655            2,334            8,093            7,166          7,410

         Ratio of earnings to
         Fixed charges(3) .........................          --               --               --               --             --

         Number of displays (4)
         Bulletins ................................       3,975            6,106           10,481           11,759         11,678

         Posters ..................................       1,461            1,432            1,956            1,948          1,918
                                                      ---------        ---------        ---------        ---------      ---------

                  Total displays ..................       5,436            7,538           12,437           13,707         13,596
                                                      ---------        ---------        ---------        ---------      ---------

BALANCE SHEET DATA:

         Cash and cash equivalents ................   $     133        $     132        $      73        $     155      $      46

         Working capital (deficit) ................        (195)           2,733            4,180            3,557          1,944

         Total Assets .............................      17,128           54,106          121,496          132,125        124,836

         Total debt (including current
         Maturities) ..............................      19,474           57,998          116,241          121,425        124,847

         Stockholder's equity
         (deficiency) .............................      (2,863)          (4,884)           1,600            7,822         (5,532)

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

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense and the portion of rental expense that is deemed representative of the interest factor. Earnings were insufficient to cover fixed charges by $895,000 in 1996, $3.4 million in 1997, and $9.8 million in 1998, $11.5 million in 1999 and $13.4 million in 2000.

(4) All display faces, including unoccupied display faces, are classified based on the last sale to an advertiser as either a bulletin or poster.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations of the Company for the three years ended December 31, 2000 and financial condition at December 31, 2000 should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere herein.

GENERAL

         The Company was formed in 1986, and since then net revenues and EBITDA have grown primarily through the acquisition of outdoor advertising businesses and individual display faces in specific markets and the construction of new display faces in existing markets.

         Net revenues are a function of the number of display faces operated by the Company, the occupancy levels of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales efforts on selling 36-month contracts to maximize both the occupancy of its display inventory and its sales force efficiency. The Company believes that it has opportunities to improve its occupancy levels and rates for a number of reasons, including the quality and size of the Company's sales force, benefits derived from the application of the Company's existing incentive compensation-based sales strategy in its acquired operations. Operating results are affected by general economic conditions, as well as trends in the advertising industry.

         The Company's net revenues are gross revenues net of commissions retained by advertising agencies that contract for the use of advertising displays on behalf of their advertisers and other miscellaneous credits. Agency commissions are typically 15% of gross revenues per contract. The Company enters into agreements with advertising agencies on a customer-by-customer basis. Because of the Company's reliance on local advertisers, many of which do not employ agencies, the Company believes that it depends less on the placement of advertising through agencies than most other major outdoor advertising companies and that its agency commission levels are lower than industry averages. In 2000, direct sales to local advertisers represented over 95% of the Company's net revenues.

         Direct operating expenses consist of sales, production and lease expense. Selling expense primarily consists of compensation to the Company's sales force, and travel expenses. Commissions to the Company's sales force are based on the total advertising contract value and are paid when the contract enters billing. The total advertising contract value is the monthly billing multiplied by the number of months in the contract. Production expense mainly consists of illumination expense, maintenance of billboard structures, the cost of purchasing and applying poster advertisements and the cost of display faces for shorter term contracts. The cost of advertising display faces for longer term contracts is capitalized and depreciated over the life of the contract. Lease expense consists mainly of rental payments to owners of the land underlying billboard structures. Lease costs are generally lower in the non-urban segment of the outdoor advertising market because landlords in rural areas generally have fewer alternative uses for their properties, many of which are located in agricultural areas. The Company's site lease expense was 13.6% of net revenues in 1999, and was 14.7% in 2000. The increase is primarily due to higher lease costs associated with assets acquired in October 1999.

         General and administrative expenses include compensation, permit fees, utilities, supplies, professional fees, rent for its executive offices and facilities and travel.

ACQUISITIONS

         The Company's display faces grew from 2,556 faces at December 31, 1993 to 13,596 faces at December 31, 2000, primarily as a result of acquisitions. The Company's acquisitions can be classified into two categories: new market acquisitions and fill-in acquisitions. New market acquisitions are acquisitions outside of the Company's then existing markets, while fill-in acquisitions are generally small acquisitions in the Company's existing markets that involve the purchase of advertising displays only, resulting in the elimination of all personnel and related costs. From January 1, 1996 to December 31, 2000, the Company completed two new market acquisitions, TSS and Unisign, and fifteen fill-in acquisitions, including Western. Western, although a significant acquisition was treated as a fill-in with faces split into the Company's existing Midwest and Northcentral divisions.

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

         In addition to growth through acquisitions, the Company seeks opportunities for growth through the development of newly built outdoor advertising structures. The Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets so as to develop new build opportunities. The Company added 72 structures and 187 display faces in 2000. The Company's decision to develop these leases is driven by the economic impact of building new sites versus the acquisition of existing outdoor advertising displays. If management believes that there is excess inventory in a market, the Company will continue to acquire structures and maximize rate and occupancy levels in order to bring up overall rates in the market before developing its own site leases. Management will only build new structures in markets where the economics of building a new structure compares favorably to purchasing structures through fill-in acquisitions.

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

PRODUCT MIX; REGIONAL OPERATIONS

         The following table sets forth information on the bulletins and posters operated by each of the Company's divisions at the dates indicated.

                                          DECEMBER 31,
                  -------------------------------------------------------------
                         1998                 1999                 2000
                  ------------------   ------------------   -------------------
DIVISIONS         BULLETINS  POSTERS   BULLETINS  POSTERS   BULLETINS   POSTERS
- ------------      ---------  -------   ---------  -------   ---------   -------
Southeast             2,704      554       3,586      535       3,540       515
Midwest               3,555       --       3,668       --       3,654        --
Northcentral          2,191      456       2,355      442       2,360       449
Mid-Atlantic          1,040      469       1,139      492       1,099       483
Northeast(1)            991      477       1,011      479       1,025       471
                  ---------  -------   ---------  -------   ---------   -------
TOTAL                10,481    1,956      11,759    1,948      11,678     1,918
                  ---------  -------   ---------  -------   ---------   -------

(1) The Northeast division was sold subsequent to year end on January 11, 2001.

         The Company derived over 81%, 82% and 82% of its net revenues from the sale of advertising on bulletins in 1998, 1999, and 2000 respectively, and the majority of the balance primarily from the sale of advertising on posters. Because of this large percentage of bulletin revenues and the long-term nature of its bulletin contracts, the Company's net revenues have experienced little seasonality, historically varying less than 2% per quarter. However, poster revenues are typically lower during the first quarter, reflecting seasonal patterns in advertising spending.

         The Company emphasizes the sale of long-term (36-month) contracts for its bulletins. In the Northeast and Midwest divisions, which have been operated by current management for 5 years or more, over 86% of all bulletin advertising contracts in effect on December 31, 2000 had an original term of at least 36 months. Because of the acquisition of the shorter-term contracts of TSS and Unisign, at December 31, 2000 approximately 73% of the Company's bulletin advertising contracts had an original term of 36 months of more

         The average monthly rate per display varies in each region in which the Company operates, primarily as a result of the average size and location of displays in each division. In the Midwest and Northeast divisions, the majority vary in size from 6 feet high by 12 feet wide to 14 feet high by 48 feet wide. In addition, the Company's displays in these divisions are located primarily along secondary roads, rather than along interstate highways or primary roads. Both the smaller size and location of the signs result in lower rates. In the Southeast division, the Company's displays are located to a greater extent along interstate highways. The average rates for displays in this division are the highest of all the Company's divisions.

RESULTS OF OPERATIONS

         The following table sets forth the specified components of expense for the Company expressed as a percentage of net revenues for the last three years.

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1998       1999       2000
                                                  ------     ------     ------
Net revenues                                       100.0%     100.0%     100.0%
Direct operating expenses                           35.3       35.4       36.3
General and administrative                          16.2       15.8       17.7
Depreciation and
  amortization                                      47.5       43.6       44.3
                                                  ------     ------     ------
Total operating

        expenses                                    99.0       94.8       98.2
                                                  ------     ------     ------
Operating income                                     1.0        5.2        1.7
                                                  ------     ------     ------


Interest expense                                   (49.7)     (48.3)     (45.2)
Other income (expense)                               1.8         .6        (.5)
                                                  ------     ------     ------

Total other income

        (expense)                                  (47.9)     (47.7)     (45.7)
                                                  ------     ------     ------
Income (loss) before income
  tax benefit                                      (46.9)     (42.5)     (44.0)
Income tax benefit                                  10.8         --         --
                                                  ------     ------     ------
Income (loss) before extraordinary loss            (36.1)%    (42.5)%    (44.0)%
                                                  ======     ======     ======
  On early extinguishment of debt OTHER DATA:

EBITDA                                              48.5%      48.8%      45.9%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         Net revenues. Net revenues increased 12.6% to $30.3 million for the year ended December 31, 2000 from $26.9 million for the year ended December 31, 1999. Most of this increase was the result of the assets acquired from the October 1999 acquisitions. These acquisitions accounted for approximately $2 million of the period-to-period revenue growth.

         Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $11.0 million for the year ending December 31, 2000 from $9.5 for the comparable period in 1999. Sales expense increased as a percentage of net sales from 9.0% in the year ending December 31, 1999 to 10.0% in 2000, due to sales mix and increase in size of the sales force. Site lease expense increased as a percentage of net revenues from 13.6% in the year ending December 31, 1999 to 14.7% in 2000, due to higher lease cost associated with the assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.5% in the year ending December 31, 1999 to 10.2% in 2000, due to a shift towards longer-term contracts.

         General and administrative expenses. General and administrative expenses increased by 26.3% to $5.4 million for the year ending December 31, 2000 from $4.3 million in 1999 as a percentage of net revenues to 17.7% from 15.8%, respectively. The increase in general and administrative expenses as a percentage of net revenues was due to the Company upgrading and adding a layer of middle management in anticipation of future growth. Professional fees and travel also increased as a percentage of revenue as the Company pursued its strategic alternatives.

         Depreciation and amortization expense. Depreciation and amortization expense increased to $13.4 million for the year ending December 31, 2000 from $11.7 million in 1999 due primarily to the assets acquired in October 1999.

         Interest expense. Interest expense, increased to $13.7 million for the year ending December 31, 2000 from $13.0 million for the comparable period in 1999. This increase was primarily the result of the amount outstanding on the Bank One facility.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         Net revenues. Net revenues increased 28.4% to $26.9 million for the year ended December 31, 1999 from $21.0 million for the year ended December 31, 1998. Most of this increase was the result of the acquisition of Western, completed September 18, 1998, and Unisign, completed in March 1998, and assets acquired from PNE Media in October 1999. These acquisitions accounted for approximately $4.3 million of the period-to-period revenue growth.

         Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $9.5 million for the year ending December 31, 1999 from $7.4 for the comparable period in 1998. Most of this increase was the result of the acquisition of Western, completed September 1998, and Unisign, completed in March 1998. Sales expense increased as a percentage of net sales from 8.1% in the year ending December 31, 1998 to 9.0% in 1999, due to an increase in the sales force from 33 at the end of 1998 to 50 by the end of 1999. Site lease expense decreased as a percentage of net revenues from 14.3% in the year ending December 31, 1998 to 13.6% in 1999, due to lower lease cost assumed in the Western acquisition. Production expense decreased as a percentage of net revenues from 12.2% in the year ending December 31, 1998 to 11.5% in 1999, due to production costs associated with the longer-term contracts assumed in the Western acquisition.

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

         The Company presently has outstanding $100,000,000 of Senior Notes due on March 15, 2008 that bear interest at 11% per annum, payable semi-annually.

         On March 27, 2001, the Company completed a refinancing (the "Refinancing") of its outstanding credit agreement with a new financial institution. Pursuant to the Refinancing, all of the Company's debt under the credit agreement, consisting of a Term Loan A for $10 million and a Revolving Note B Facility for $10 million was repaid.

         Net cash provided by operating activities increased to $1.3 million for 2000 from ($3.1) million for 1999. Net cash used by operating activities increased to ($3.1) million for 1999 from ($.5) million for 1998. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $1.9 million as of December 31, 2000, working capital of $3.6 million as of December 31, 1999 and a working capital of $4.2 million as of December 31, 1998.

         For the year ended December 31, 2000, the Company's net cash used in investing activities of $4.0 million included $7.4 million of capital expenditures. The Company's net cash used in investing activities of $15.8 million for the year ended December 31, 1999 included cash used for acquisitions of $16.5 million and capital expenditures of $7.1 million.

         For the year ended December 31, 2000, $2.6 million was provided by financing activities, primarily as a result of proceeds from revolver borrowings. For the year ended December 31, 1999, $19 million was provided by financing activities, primarily as a result of equity investment from SGH Holdings, Inc. For the year ended

December 31, 1998, $65 million was provided by financing activities, primarily as a result of the offering of the Senior Notes net of repayment under existing credit facilities.

         Capital expenditures are made to build new billboard structures and display faces, to upgrade the Company's existing display faces, to produce advertising display faces under contracts longer than 18 months and for other capital items. Capital expenditures were $7.4 million in 2000.

         The Company believes that its cash from operations and other historical sources will be sufficient to satisfy its cash requirements, including anticipated capital expenditures, for the next several years. However, in the event these cash sources are insufficient to satisfy its cash requirements, the Company may require additional debt or equity. There can be no assurance that additional debt or equity financing will be available on terms satisfactory to the Company, if at all, or that the Company will be able to incur such additional debt under the terms of the Notes.

INFLATION

         In the last three years, inflation has not had a significant impact on the Company.

INCOME TAXES

         At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 for federal and state income tax purposes, which expire, in varying amounts from 2009 through 2020.

         During the year ended December 31, 2000, the Company increased the valuation allowance by $4,822,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

HISTORY OF NET LOSSES.

         The Company reported net losses for the years ended December 31, 1998, 1999, and 2000, $ 9.7 million, $11.5 million, and $13.4 million respectively; the Company reported a stockholders' deficiency for 1998 and 2000. The net losses primarily reflect high levels of depreciation and amortization charges relating to the depreciation of assets obtained in acquisitions, as well as high levels of interest expense relating to debt incurred to finance these acquisitions. Interest expense and depreciation and amortization charges will continue at high levels throughout 2001 and future years as a result of previously completed acquisitions. The Company expects to continue incurring substantial losses for at least the next two years and it can give no assurance if or when it will have net income.

HIGHLY LEVERAGED.

         The Company has significant levels of debt outstanding. The Company' total debt outstanding, including capitalized lease as of December 31, 2000 was $124.8 million. Substantially all of the Company's cash flow is devoted to the payment of interest on its outstanding indebtedness. Any decrease in the Company's cash flow could impact the Company's ability to make such payments.

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

RESTRICTIONS IN INDENTURE ON OUR OPERATIONS.

         The indenture for the Senior Notes contains certain financial covenants that may adversely affect the Company's ability to respond to changing economic and business conditions. These covenants could prohibit additional needed financing or prevent the Company from engaging in certain transactions that might further the Company's growth strategy or would otherwise be beneficial. A breach of any of these covenants could cause a default under the indenture or any future debt that the Company may incur. A significant portion of our debt then may become immediately due and payable. It is unlikely that the Company could obtain sufficient funds to meet these accelerated payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         The Company carries certain floating rate debt and thus is exposed to the impact of interest rate changes. The information below summarizes the Company's market risk associated with debt obligations as of December 31, 2000. The information presented below should be read in conjunction with Note 5 of the Financial Statements.

         At December 31, 2000, the Company's indebtedness under its Credit Facility, representing approximately 16.2% of the Company's long-term debt, bears interest at variable rates. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates. A two percentage point change in interest rate would affect the Company's net loss by approximately $400,000.

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

         Fluctuations in interest rates may also adversely affect the fair value of the Company's fixed rate borrowings. The fair value of debt with a fixed interest rate will increase as interest rates fall and the fair value will decrease as interest rates rise. The Company's fixed rate borrowings consist of $100 million aggregate amount of Senior Notes, which bear interest at 11% per annum.

ITEM 8. FINANCIAL STATEMENTS

         The response to this item 8 is submitted as a separate exhibit of the Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the names, ages (at March 25, 2001) and positions of the executive officers and directors of the Company:

NAME                      AGE          POSITION
Sheldon G. Hurst          52     President, Chief Executive Officer and Director
Anthony LaMarca           46     Executive Vice President and Director
A. Wayne Lamm             46     Chief Operating Officer
Matthew B. Holt           37     Acting Chief Financial Officer and Secretary
William G. McLendon       45     Director
John D'Ottavio            53     Director
William P. Sutter, Jr.    43     Director

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

         Matthew B. Holt has been acting Chief Financial Officer since March 2, 2001 and was Controller of the Company, under the direct supervision of William
G. McLendon, for the last three years. Mr. Holt was controller of Wells Aluminum from April 1996 until January 1998. Prior to April 1996, Mr. Holt was Cost Accounting Supervisor at Heatcraft, Inc. Mr. Holt has a degree in finance from Valdosta State University.

         William G. McLendon is presently a consultant and a Director of the Company. Mr. McLendon was the Chief Financial Officer of the Company from October 1994 to March 2, 2001. From December 1993 to October 1994, Mr. McLendon was the Chief Financial Officer of Naegele Outdoor Advertising. From 1991 to December 1993, he was a partner at Brush & Associates, an investment banking boutique specializing in outdoor advertising. From 1986 to 1990, Mr. McLendon was employed at Heller Financial and, from 1978 to 1986, Mr. McLendon worked at General Electric Capital Corp.

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

         William P. Sutter, Jr. has been a Director of the Company since October 1994. Since 1984, Mr. Sutter has been associated with affiliates of Mesirow Financial Holdings, Inc., a Chicago-based financial services firm. Mr. Sutter is a Senior Managing Director of Mesirow Private Equity Investments, Inc. and of Mesirow Financial Services, Inc. Mr. Sutter is a director of Regent Communications, a radio holding company. Mesirow Financial Services, Inc. is the general partner of Mesirow, a holder of warrants in Holdings. See
"Principal Stockholders".

         Pursuant to the Second Amended and Restated Stockholders Agreement dated as of February 27, 1998, the Company's Board of Directors shall be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow (as of the date of this report, Mesirow has only designated one such individual, William P. Sutter, Jr.). See "Certain Relationships and Related Transactions".

         Executive officers are appointed annually and serve at the discretion of the Board of Directors. The Directors are elected annually and serve until there has been a newly elected Director.

COMMITTEES

         The Board of Directors is also comprised of the following committees: a Compensation/Executive Committee whose members are Sheldon G. Hurst, William G. McLendon and William Sutter; and the Audit

Committee whose members are Sheldon G. Hurst, John D'Ottavio, and William
Sutter.

ITEM 11.  EXECUTIVE COMPENSATION

         Summary Compensation: The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and the other four most highly compensated executive officers for the year ended December 30, 2000, 1999 and 1998 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION                 YEAR                SALARY        BONUS NAME AND PRINCIPAL POSITION
Sheldon G. Hurst                            2000              $ 183,084                   $ 85,267 (1)
                                            1999              $ 183,500                   $ 50,000
         President and Chief                1998              $ 157,775                   $ 77,000
         Executive Officer

William G. McLendon                         2000              $ 155,580                   $ 24,700 (1)
                                            1999              $ 154,633                   $ 35,000
         Chief Financial Officer            1998              $ 150,000                   $ 50,000
         And Secretary

Wayne Lamm                                  2000              $ 125,390                   $      0
                                            1999              $ 124,003                   $      0
         Vice President                     1998              $ 112,666                   $  4,226
         Of Marketing and
         Director

(1) Includes value of life insurance policies transferred to individuals. Policies were terminated as a cost saving measure.

COMPENSATION OF DIRECTORS

         Directors of the Company receive no remuneration for their services as Directors. The Company reimburses directors for travel and lodging expenses, if any, occurred in connection with attendance at Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the Company's common stock is owned by SGH Holdings, Inc. ("Holdings"), a corporation incorporated in Delaware in 1994, under the name SGH Holdings, Inc., which became the sole owner of Tri-State Outdoor Media Group, Inc., a highway directional outdoor advertising business originally incorporated in 1984. Holdings adopted its current name in October 1998. The following table sets forth certain information with respect to the beneficial ownership of Holdings' common stock, par value $.0001 per share (the "Common Stock"), and Holdings' preferred stock, par value $.0001 per share (the "Preferred Stock"), as of December 31, 2000, (i) by each person who is known by the Company to own beneficially 5% percent or more of the outstanding shares of common stock, (ii) by each of the Company's Directors, (iii) by each of the named executives, (iv) by all current Directors and officers of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                           COMMON STOCK                     PREFERRED STOCK
                                                     --------------------------       ----------------------------
                                                     NUMBER OF       PERCENT OF       NUMBER OF         PERCENT OF
NAME AND ADDRESS                                      SHARES          CLASS (1)         SHARES           CLASS (2)
- ----------------                                     ---------       ---------        ---------         ----------
Sheldon G. Hurst (3)                                  844.1 (4)         68.8%
3416 Highway 41 South
Tifton, GA 31794

Hurst Enterprises, L.P. (3)                           844.1 (4)         68.8
C/o 3416 Highway 41 South
Tifton, GA 31794

William G. McLendon                                   110.0 (4)          9.0
3416 Highway 41 South
Tifton, GA 31794

A. Wayne Lamm                                          66.7 (4)          5.4
3416 Highway 41South
Tifton, GA 31794

Anthony LaMarca                                        20.4 (4)          1.7
3416 Highway 41 South
Tifton, GA 31794

Mesirow Capital Partners VI (5)                       716.0             36.8            7,308.0            46.7%
350 N. Clark St.
Chicago, IL 60610
Mesirow Capital Partners VII (6)                      383.0             23.8            8,331.0            53.3%
350 N. Clark St.
Chicago, IL 60610

William P. Sutter, Jr. (7)                              --               --
350 N. Clark St.

Chicago, IL 60610

Caravelle Investment Fund, LLC (8)                    231.1             18.2
425 Lexington Ave. 2nd Floor
New York, NY 10017

All directors and executive
  officers as a group
  (6 persons) (8)                                    1227.7            100.0

- -----------------------------------

(1) Mesirow VI in 1994 was granted warrants to purchase 640 shares of Common Stock (the "1994 Warrants"), and in 1997 was granted warrants to purchase 76 shares of Common Stock (the "Mesirow VI 1997 Warrants"). Mesirow VII in 1997 was granted warrants to purchase 383 shares of Common Stock (the "Mesirow VII 1997 Warrants") (the Mesirow VI 1997 Warrants and the Mesirow VII 1997 Warrant are collectively referred to as the "1997 Warrants"). The 1994 Warrants and the 1997 Warrants are currrently exercisable. Total outstanding Common Stock (on a fully diluted basis) consists of 1227.7 shares rounded to the nearest tenth prior to any exercise of the 1994 Warrants the 1997 Warrants or Warrants held by Caravelle Investment Fund, LLC ("Caravelle").

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

(8) Includes 44.6 shares of common stock subject to outstanding warrants to purchase issued to the Chase Manhattan Bank ("Chase") as custodian for Caravelle and 186.5 shares of common stock issued to Sigler Co., as nominee for Chase (in its capacity as custodian for Caravelle).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

         Pursuant to the Company's Stockholders Agreement, the board of directors of the Company (and each of its subsidiaries, including the Company) is required to be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow (as of March 15, 2000, Mesirow has designated one individual, William P. Sutter, Jr.). The Company's Stockholders Agreement provides that upon the occurrence of certain events (including the failure of the Company to purchase from Mesirow the 1994 Warrant and/or 1997 Warrants pursuant to such agreements, or to redeem Mesirow's preferred stock pursuant to the certificate of incorporation of the Company), Mesirow can cause the re-constitution of the board of directors of the Company (and each of its subsidiaries, including the Company) to be comprised of five individuals, four of whom are designated by Mesirow and one of whom is designated by the executive employees of the Company owning a majority of the common stock held by such executives, in order to pursue the sale of the Company and its subsidiaries (or any assets or properties thereof).

         Sheldon G. Hurst and William G. McLendon jointly own 13 parcels of real property which are leased to the Company and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 2000 was $17,458. The aggregate rent to be paid to Messrs. Hurst and McLendon over the life of these leases is $89,708. The leases are all for a term of at least five years. In addition, Mr. Hurst owns 29 parcels of real property which are leased to the Company principally on a one year basis (four leases are for terms of five years) and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 2000 was $4,800, 42 of the 43 parcels are related to the Northeast division that was sold in January 2001. The Company believes the terms of these lease arrangements are no less favorable to the Company than similar arm's-length arrangements with unrelated parties would be.

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

         (C)  EXHIBITS

                                INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION
*3.1            Restate Certificate of Incorporation of the Company by the Secretary of State of Kansas

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

*10.2           Asset Purchase Agreement, dated as of February 13, 1998, between the Company and Unisign Corporation, Inc.

*10.3           Registration Rights Agreement dated as of May 13, 1998 relating to the Company's 11% Senior Notes due 2008

*10.4           Pledge Agreement dated as of May 15, 1998 relating to the Company's 11% Senior Notes due 2008

*10.5           Tax Sharing Agreement dated as of May 20, 1998 relating to SGH Holdings, Inc. and the Company

EXHIBIT NUMBER (CONT'D)    DESCRIPTION OF EXHIBIT
*10.6                      Second Amended and restated Stockholders Agreement dated as of February 27, 1998

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

****10.15                  Amendment to the Credit Agreement dated as of October 15, 1999.

12.0                       Computation of Ratio of Earnings to Fixed Charges.  Filed herewith

*25.1                      Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company

- ------------------

* Incorporated herein by reference to the Exhibits to the Company's registration statement on Form

 S-4 (Registration Number 333-59137).

** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31, 1999.

*** Incorporated herein by referenced to the Exhibits to the Company's Form 10-Q for the quarter ended September 30, 1999.

**** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31,1999

(B)    Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ending 12/31/00

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

SIGNATURE                           TITLE                                       DATE
/s/Sheldon G. Hurst                 Chief Executive Officer and Director        April 2, 2001
- -----------------------------
Sheldon G. Hurst

/s/Anthony LaMarca                  Executive Vice President and Director       April 2, 2001
- -----------------------------
Anthony LaMarca

/s/A. Wayne Lamm                    Vice President of Marketing and Director    April 2, 2001
- -----------------------------
Wayne A. Lamm

s/Matthew B. Holt                   Acting Chief Financial Officer, Secretary,
- -----------------------------       and Principal Accounting Officer            April 2, 2001
Matthew B. Holt

SIGNATURE                           TITLE                                       DATE
/s/William G. McLendon              Director                                    April 2, 2001
- -----------------------------
William G. McLendon

/s/William P. Sutter, Jr.           Director                                    April 2, 2001
- ----------------------------
William P. Sutter, Jr.

/s/John D'Ottavio                   Director                                    April 2, 2001
- ----------------------------
John D'Ottavio

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

  Independent Auditor's Report                                             F-1
  Balance sheets                                                           F-2
  Statements of operations                                                 F-3
  Statements of stockholder's equity (deficit)                             F-4
  Statements of cash flows                                                 F-5
  Notes to financial statements                                            F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Tri-State Outdoor Media Group, Inc.
Tifton, Georgia


         We have audited the accompanying balance sheets of Tri-State Outdoor Media Group, Inc. as of December 31, 1999 and 2000, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-State Outdoor Media Group, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.





                                                 MCGLADREY & PULLEN, LLP


West Palm Beach, FL
March 2, 2001, except as to the
paragraphs under Credit Facility
in Note 5 on the Refinancing and
the last paragraph of Note 6 as to
which the date is March 28, 2001

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                       SGH HOLDINGS, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                         1999           2000
                                                                      ---------      ---------

                                   ASSETS (NOTE 5)
  Current Assets
    Cash                                                              $     155      $      46
    Accounts receivable, net of allowance for doubtful
      accounts 1999 $533; 2000 $617                                       4,020          4,664
    Supplies                                                                644            465
    Prepaid production costs                                                557            547
    Prepaid site leases, current portion                                  1,677          1,930
    Prepaid commissions, current portion                                    641            758
    Other current assets                                                    342            144
                                                                      ---------      ---------
           Total current assets                                           8,036          8,554
                                                                      ---------      ---------
  Property and Equipment, net (Note 2)                                   70,486         68,853
                                                                      ---------      ---------
  Other Assets
    Intangible assets, net (Note 3)                                      46,348         40,432
    Prepaid site leases and commissions, long-term portion                  691            553
    Deferred taxes (Note 7)                                               6,200          6,200
    Other                                                                   364            244
                                                                      ---------      ---------
                                                                         53,603         47,429
                                                                      ---------      ---------
                                                                      $ 132,125      $ 124,836
                                                                      =========      =========

                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

  Current Liabilities
    Current portion of long-term debt (Note 5)                        $   1,601      $   1,089
    Accounts payable                                                        540          2,597
    Accrued interest                                                      1,534          1,543
    Accrued expenses                                                        282             51
    Deferred revenue                                                        310            394
    Due to stockholder (Note 6)                                              --            900
    Due to SGH Holdings, Inc.                                               212             36
                                                                      ---------      ---------
           Total current liabilities                                      4,479          6,610
  Long-Term Debt,
    net of current portion (Note 5)                                     119,824        123,758
                                                                      ---------      ---------
           Total liabilities                                            124,303        130,368
                                                                      ---------      ---------
  Commitments and Contingencies (Note 8)
  Stockholder's Equity (Deficit)
    Common stock, par value, $10 per share; authorized 10,000
      shares; issued and outstanding 1999 and 2000; 200 shares                2              2
    Paid-in capital (Note 11)                                            33,841         33,841
    Accumulated deficit                                                 (26,021)       (39,375)
                                                                      ---------      ---------
                                                                          7,822         (5,532)
                                                                      ---------      ---------
                                                                      $ 132,125      $ 124,836
                                                                      =========      =========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         1998          1999          2000
                                                                       --------      --------      --------

Net revenues                                                           $ 20,958      $ 26,905      $ 30,347
                                                                       --------      --------      --------
Operating expenses:
  Direct operating expenses                                               7,405         9,514        11,019
  General and administrative                                              3,389         4,264         5,384
  Depreciation and amortization                                           9,958        11,730        13,428
                                                                       --------      --------      --------
                                                                         20,752        25,508        29,831
                                                                       --------      --------      --------
         Operating income                                                   206         1,397           516
                                                                       --------      --------      --------
Other income (expense):
  Loss on sale of assets                                                     --            --          (167)
  Interest expense                                                      (10,417)      (13,006)      (13,731)
  Other income                                                              369           156            28
                                                                       --------      --------      --------
         Total other income (expense)                                   (10,048)      (12,850)      (13,870)
                                                                       --------      --------      --------
         Loss before income tax benefit and extraordinary loss
              on early extinquishment of debt                            (9,842)      (11,453)      (13,354)
Income tax benefit (Note 7)                                               2,274            --            --
                                                                       --------      --------      --------
         Loss before extraordinary loss on early extinguishment
              of debt                                                    (7,568)      (11,453)      (13,354)
Extraordinary loss on early extinguishment of debt,
              net of income taxes of $1,393                               2,089            --            --
                                                                       --------      --------      --------
         Net loss                                                      $ (9,657)     $(11,453)     $(13,354)
                                                                       ========      ========      ========

Basic loss per common share:

    Loss before extraordinary loss on early extinguishment of debt     $(37,840)     $(57,265)     $(66,770)
    Extraordinary loss on early extinguishment of debt                  (10,445)           --            --
                                                                       --------      --------      --------
              Net loss                                                 $(48,285)     $(57,265)     $(66,770)
                                                                       ========      ========      ========

Weighted common shares outstanding                                          200           200           200
                                                                       ========      ========      ========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)




                                          Common     Paid-in   Accumulated
                                          Stock      Capital      Deficit      Total
Balance (deficit), January 1, 1998       $      2   $     25     $ (4,911)   $ (4,884)
Net loss                                       --         --       (9,657)     (9,657)

Conversion of subordinated debt
  to paid-in capital                           --     16,141           --      16,141
                                         --------   --------     --------    --------

Balance (deficit), December 31, 1998            2     16,166      (14,568)      1,600
Net loss                                       --         --      (11,453)    (11,453)

Paid-in capital (Note 11)                      --     17,675           --      17,675
                                         --------   --------     --------    --------

Balance (deficit), December 31, 1999            2     33,841      (26,021)      7,822
Net loss                                       --         --      (13,354)    (13,354)
                                         --------   --------     --------    --------

Balance (deficit), December 31, 2000     $      2   $ 33,841     $(39,375)   $ (5,532)
                                         ========   ========     ========    ========




                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                 1998           1999           2000
                                                              ---------      ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                    $  (9,657)     $ (11,453)     $ (13,354)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                9,958         11,730         13,428
     Deferred income tax benefit                                 (3,667)            --             --
     Loss on early extinguishment of debt                         2,089             --             --
     Loss on sale of assets                                          --             --            167
     Accrued interest added to principal                            834             --             --
     Accrued interest added to pledged securities                  (145)            --             --
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                       (882)        (1,310)          (644)
         Supplies and prepaid production costs                     (434)           (19)           189
         Prepaid site leases                                        152           (586)          (228)
         Prepaid commissions                                       (651)          (211)            (4)
         Other assets                                              (148)          (245)           318
      Increase (decrease) in:
         Accounts payable                                         1,289           (995)         1,543
         Accrued expenses                                          (316)            24           (231)
         Accrued interest                                         1,006             14              9
         Deferred revenue                                            46             (7)            84
                                                              ---------      ---------      ---------
           Net cash provided by (used in) operating
                 activities                                        (526)        (3,058)         1,277
                                                              ---------      ---------      ---------
INVESTING ACTIVITIES
  Purchase of property and equipment                             (8,093)        (7,166)        (7,410)
  Proceeds from sale-and-leaseback transactions                   1,389          2,540          2,170
  Proceeds from sale of assets                                       --             --          2,023
  Acquisitions (Note 4)                                         (52,571)       (16,503)          (790)
  Purchase of short-term investments                            (28,654)            --             --
  Proceeds from sale/maturities of short-term investments        28,654             --             --
  Purchase of pledged securities                                (10,484)            --             --
  Proceeds from pledged securities                                5,228          5,401             --
  Other                                                              --            (93)            --
                                                              ---------      ---------      ---------
           Net cash used in
             investing activities                               (64,531)       (15,821)        (4,007)
                                                              ---------      ---------      ---------
FINANCING ACTIVITIES
 Proceeds from issuance of senior notes                         100,000             --             --
 Borrowings under long-term debt agreement                       46,421             --             --
 Proceeds from revolver borrowings                                2,200         12,177         11,800
 Payments on revolver borrowings                                 (6,900)        (5,406)        (8,820)
 Principal payments on long-term debt                           (70,288)        (4,402)          (856)
 Increase (decrease) in due to SGH Holdings, Inc.                  (100)           187           (176)
 Proceeds from paid-in capital                                       --         17,675             --
 Proceeds from stockholder                                           --             --            900
 Debt issuance costs                                             (6,335)        (1,270)          (227)
                                                              ---------      ---------      ---------
           Net cash provided by
             financing activities                                64,998         18,961          2,621
                                                              ---------      ---------      ---------
           Net increase (decrease) in cash                          (59)            82           (109)
CASH:
  Beginning                                                         132             73            155
                                                              ---------      ---------      ---------
  Ending                                                      $      73      $     155      $      46
                                                              =========      =========      =========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                               1998           1999        2000
                                                           -----------     ----------     -------

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                               $     9,411     $   12,982     $13,724
                                                           ===========     ==========     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases     $     1,389     $    2,540     $ 2,170
                                                           ===========     ==========     =======
  Property and equipment acquired under long-term debt     $        --     $      275     $    --
                                                           ===========     ==========     =======
  Property and equipment acquired through
     accounts payable                                      $        --     $       --     $   514
                                                           ===========     ==========     =======
  Conversion of subordinated debentures to
     paid-in capital                                       $    16,141     $       --     $    --
                                                           ===========     ==========     =======
  Early extinguishment of capital leases from sale of
     Property and equipment                                $        --     $       --     $   872
                                                           ===========     ==========     =======



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

         Concentration of credit risk: Financial instruments that potentially subject the Company to risk of loss consist principally of cash and cash equivalents, and accounts receivables. Management believes the use of credit quality financial institutions minimizes the risk of loss associated with cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company's allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses. Although realization is not assured, management believes it is more likely than not that all of the accounts receivable, net of the allowance for doubtful accounts, will be realized. The amount of the receivable considered realizable, however, could be impaired in the near term if estimates of future cash flows to be received are reduced.

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

         Property and equipment: Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of assets are as follows:

                                                                  Years
                                                                  -----
             Building and improvements......................      15-30
             Advertising structures.........................         20
             Advertising display faces......................          3
             Vehicles and equipment.........................          5

         Depreciation expense for the years ended December 31, 1998, 1999 and 2000, amounted to $3,964,000, $5,977,000 and $7,343,000, respectively.

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

                                                                   Years
                                                                   -----
             Goodwill........................................         15
             Value of purchased contracts....................        1-3
             Noncompete agreements...........................          5

         Costs incurred by the Company in securing financing agreements have been deferred and are being amortized over the term of the agreements using the effective interest method.

         Amortization expense for the years ended December 31, 1998, 1999 and 2000, amounted to $5,994,000, $5,753,000 and $6,085,000, respectively.

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 1999 and 2000 (in thousands):

                                                 1999        2000
                                               -------     -------
             Land ........................     $   733     $   478
             Buildings and improvements ..       1,050       1,145
             Structures and faces ........      85,237      90,668
             Vehicles and equipment ......       2,112       2,536
                                               -------     -------
                                                89,132      94,827
             Less accumulated depreciation      18,646      25,974
                                               -------     -------
                                               $70,486     $68,853
                                               =======     =======

         The Company's structures and faces are subject to advertising contracts, which have required payments as follows:

               For the year ending December 31,
                       2001                            $   15,970
                       2002                                 7,940
                       2003                                 2,656
                       2004                                   242
                       2005                                   110
                                                       ----------
                                                       $   26,918

NOTE 3.  INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 1999 and 2000 (in thousands):

                                                 1999        2000
                                               -------     -------
             Goodwill ....................     $43,125     $42,999
             Debt issuance costs .........       6,592       6,820
             Value of purchased contracts       10,513      10,513
             Noncompete agreements .......       1,269       1,259
                                               -------     -------
                                                61,499      61,591
             Less accumulated amortization      15,151      21,159
                                               -------     -------
                                               $46,348     $40,432
                                               =======     =======

NOTE 4.  ACQUISITIONS

2000

         The Company acquired certain assets of a small outdoor company for the purchase price of $790,000. This acquisition was initiated in 1999 and consummated during 2000.

1999

         The PNE Media Holdings, LLC Acquisition: Effective October 15, 1999, the Company acquired certain outdoor advertising assets of PNE Media Holdings, LLC ("PNE Holdings") for a total acquisition price of approximately $9.9 million. As a result of this acquisition, the Company acquired display faces in Iowa, Missouri, Minnesota, Nebraska, South Dakota, and North Carolina.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

         The PNE Media Holdings, LLC Acquisition: Effective October 15, 1999, the Company acquired certain outdoor advertising assets of PNE Media, LLC ("PNE") for a total acquisition price of $2.5 million. As a result of this acquisition, the Company acquired display faces in Kansas and Texas.

         Other: On October 15, 1999, the Company purchased certain assets of an outdoor advertising company with display faces in Georgia. The total purchase price was $1.4 million. Also on October 15, 1999, the Company purchased certain assets of an outdoor advertising company with display faces in Georgia. The purchase price was $1.9 million.

          During 1999, the Company also acquired certain assets of a small outdoor company for the purchase price of $720,000.

         The assets acquired and liabilities assumed during 1999 in conjunction with the above acquisition were as follows (in thousands):

                                                    PNE
                                                  Holdings      PNE       Others      Total
                                                  --------      ---       ------      ------
             Current assets .................     $    34     $     2     $    11     $    47
             Property and equipment and other
               long term assets .............       5,527         955       3,321       9,803
             Goodwill .......................       4,167       1,526         659       6,352
             Other intangible assets ........         197          45          59         301
                                                  -------     -------     -------     -------
                                                  $ 9,925     $ 2,528     $ 4,050     $16,503
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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

         The assets acquired and liabilities assumed during 1998 in conjunction with the above acquisition were as follows (in thousands):

                                                   Unisign       Western       Others        Total
                                                   -------       -------       ------        -----
             Current assets .................     $    220      $    360      $     38      $    618
             Property and equipment and other
                  long term assets ..........        9,105        11,657         2,639        23,401
             Goodwill .......................       10,185        12,194         2,210        24,589
             Other intangible assets ........        2,490         2,539           399         5,428
             Assumed liabilities ............         (727)         (163)           (9)         (899)
             Acquisition costs ..............         (200)         (189)         (177)         (566)
                                                  --------      --------      --------      --------
                                                  $ 21,073      $ 26,398      $  5,100      $ 52,571
                                                  ========      ========      ========      ========


NOTE 5.  LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 2000 consists of the following:

                                                          1999            2000
                                                        --------        --------
                                                             (in thousands)
Senior Notes ...................................        $100,000        $100,000

Credit Facility:
       Term loan ...............................          10,000          13,000

       Revolving note ..........................           7,020           7,000

Promissory note payable ........................             273              --

Obligations under capital leases ...............           4,132           4,847
                                                        --------        --------
                                                         121,425         124,847
Less current portion of long-term debt .........           1,601           1,089
                                                        --------        --------
Long-term debt, less current portion ...........        $119,824        $123,758
                                                        ========        ========

- ---------------
Senior Notes

         On May 20, 1998, the Company issued a $100 million aggregate principal amount of 11% Senior Notes (the "Senior Notes"). The Senior Notes mature on March 15, 2008 and are senior unsecured obligations of the Company ranking pari passu with all present and future indebtedness of the Company that by its terms is not subordinated to the obligations represented by the Senior Notes. Interest is payable semi-annually on each May 15 and November 15. The Company was required to purchase approximately $10.6 million of U.S. government securities and pledge them as security for the first two interest payments on the Senior Notes.

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

Credit Facility:

         On March 20, 2001, the Company completed a refinancing (the "Refinancing") of its outstanding credit agreement with a new financial institution. Pursuant to the Refinancing, all of the Company's debt under the credit agreement, consisting of a Term Loan A for $10 million and a Revolving Note B Facility for $10 million was repaid.

         Borrowings under the Refinancing consist of a revolving line of Credit ("Revolver") for $7,000,000 and a term loan facility for $13,000,000. The Revolver will bear interest at a rate equal to two percent above prime rate, with a minimum rate of ten percent. The term loan facility will bear interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The agreement terminates on March 20, 2004.

         The Company was required to pay a fee of $675,000 at the loan closing date and will be required to pay additional quarterly servicing fee of $25,000. The credit facility requires certain prepayment fees if the loan is repaid. The loans are collateralized by a first perfected security interest in all the assets of the Company.

         The Refinancing contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Refinancing contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, or sale of assets as permitted by the Refinancing agreement. The Refinancing agreement also requires the Company to maintain certain financial ratios.

         In conjunction with the Refinancing, the Company wrote-off approximately $398,000 of debt issuance costs, net of related accumulated amortization.

Promissory Note Payable:

         On July 2, 1999 the Company entered into a promissory note which provides for borrowings of $275,000 at an interest rate of 8.25%. During 2000, the promissory note payable was repaid.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


Obligations Under Capital Leases:

         The Company leases certain outdoor advertising structures and equipment accounted for as capital leases. The leases provide for the lessee to pay insurance, taxes, maintenance and certain other operating costs of the leased property. These lease agreements contain renewal provisions.

         The following is a summary of future minimum payments under capitalized leases (in thousands of dollars):

         Year Ending December 31,
                2001                                                     $ 1,724
                2002                                                       1,200
                2003                                                       1,330
                2004                                                       1,509
                2005                                                         945
                                                                         -------
                Total minimum lease payments                               6,708
                Less amount representing
                interest (effective rates ranging
                from 14% to 18%)                                           1,861
                                                                         -------
                Present value of minimum
                  lease payments under capital lease                     $ 4,847
                                                                         =======

         Assets recorded under capital leases are included in property and equipment as follows (in thousands):

                                                  1999        2000
                                                 ------      ------
             Structures                          $4,589      $6,007
             Equipment                               79          79
                                                 ------      ------
                                                  4,668       6,086
             Accumulated depreciation               206         466
                                                 ------      ------
                                                 $4,462      $5,620
                                                 ======      ======


         Maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

             Year                                           Amount
             ----                                           ------
             2001 .............................            $  1,089
             2002 .............................                 690
             2003 .............................                 947
             2004 .............................              21,255
             2005 .............................                 866
             Thereafter .......................             100,000
                                                           --------
                                                           $124,847
                                                           ========

         Annual interest payments on the Senior Notes are $11 million and with other debt outstanding annual interest expense is currently running at approximately $13.7 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Senior Notes and the Credit Facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Senior Notes and the Credit Facility would have a material adverse effect on the Company.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company leases certain assets from the President and Chief Financial Officer. The rent expense paid to related parties for the years ended December 31, 1998, 1999 and 2000 in the aggregate totaled approximately $41,000, $57,000 and $69,000, respectively.

         During the year ended December 31, 2000, a major stockholder of the Company advanced $900,000 in order to fund certain general corporate matters, which was repaid in the first quarter of 2001.

NOTE 7.  INCOME TAXES

         The income tax benefit consists of the following for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                1998       1999       2000
                               ------     ------     ------
         Current:
          Federal ........     $   --     $   --     $   --
          State ..........         --         --         --
         Deferred benefit:
          Federal ........      1,949         --         --
          State ..........        325         --         --
                               ------     ------     ------
                               $2,274     $   --     $   --
                               ======     ======     ======

         A reconciliation of income tax benefit at statutory rates to the income tax benefit reported in the statements of operations is as follows (in thousands):

                                                       1998         1999         2000
                                                     -------      -------      -------
         Tax benefit at statutory rate .........     $ 3,311      $ 3,894      $ 4,540
         State tax benefit, net of federal taxes         325          344          401
         Nondeductible expenses ................         (25)         (27)         (20)
         Increase in valuation allowance .......      (1,460)      (3,960)      (4,822)
         Other .................................         123         (251)         (99)
                                                     -------      -------      -------
         Income tax benefit ....................     $ 2,274      $    --      $    --
                                                     =======      =======      =======

         At December 31, 2000, the Company has net operating loss carryforwards of approximately $51,834,000 for federal and state income tax purposes, which expire in varying amounts during the years ending 2009 through 2020.

         The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carryforwards and other factors and has determined that valuation allowances reflected above should be established against the deferred tax assets as of December 31, 2000. During the years ended December 31, 1999 and 2000, the Company increased the valuation allowance by $3,960,000 and $4,822,000, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to expense. There was no other activity in the valuation allowance account during 1998, 1999 or 2000.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

         Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following as of December 31, 1999 and 2000 (in thousands):

                                                      1999          2000
                                                    --------      --------
         Deferred tax assets:
           Net operating loss carryforwards ...     $ 13,505      $ 20,217
           Amortization .......................          795           130
           Allowance for uncollectible accounts           70            33
                                                    --------      --------
                                                      14,370        20,380
           Less valuation allowance ...........        5,420        10,242
                                                    --------      --------
                                                       8,950        10,138
         Deferred tax liabilities:
           Property and equipment .............       (2,750)       (3,938)
                                                    --------      --------
                                                    $  6,200      $  6,200
                                                    ========      ========

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Operating leases: Noncancelable operating leases for display sites expire in various years through 2051. These leases generally contain renewal options for a period of years equal to the initial term of the leases. Thereafter, the leases generally are renewable on a year to year basis unless terminated by either party at least 30 days prior to the anniversary date.

         Rental expenses for all site leases were $3,146,000, $3,667,000 and $4,451,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

         Future minimum rentals for site leases at December 31, 2000 are as follows (in thousands):

         Year                                                         Amounts
         ----                                                         -------
         2001......................................................   $  2,273
         2002......................................................      2,019
         2003......................................................      1,730
         2004......................................................      1,597
         2005......................................................      1,414
         Thereafter................................................      8,426
                                                                      --------
         Total minimum lease payments required.....................   $ 17,459
                                                                      ========

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

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         The carrying amounts approximate fair values as of December 31, 1999 and 2000 for cash, accounts receivable, due to SGH Holdings, Inc., due to shareholder, accrued expense and accounts payable because of the short-term maturities of those instruments.

         The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the underlying agreements have been recently negotiated and rates are tied to short-term indices. The fair values of the Senior Notes were approximately $76 million and $100 million as of December 31, 2000 and 1999, respectively, based on quoted market prices.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 10. SALE-LEASEBACK TRANSACTION

         During 1999 and 2000, the Company entered into several sale-leaseback transactions aggregating $2.5 and $2.2 million, respectively, whereby the Company sold certain advertising displays in the Southeast. There was no significant gains (losses) resulting from these transactions.

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


NOTE 11. CAPITAL CONTRIBUTION

         During the year ended December 31, 1999, Holdings contributed $17,675,000 to the Company in the form of additional paid in capital, in order to fund certain acquisitions.


NOTE 12. SALE OF ASSETS

         On September 25, 2000, the Company sold back certain assets for approximately $2.6 million to the outdoor advertising company purchased from during 1998 and 1999. The Company recorded a loss from the sale of the assets of approximately $167,000.

         On December 29, 2000, the Company entered into an Asset Purchase Agreement to sell its Northeast division for approximately $11.2 million. The transaction closed in January 2001. The revenues and expenses (before depreciation, amortization and interest expense) of the Northeast division were approximately $2.2 million and $1.5 million respectively, for the year ended December 31, 2000.

         The Company recognized a gain on the sale of these assets of approximately $5.8 million. The Company made payments of $4.7 million and $4.0 million on the term loan and revolving note (prior to the refinancing disclosed in Note 5 under Credit Facility), respectively from the proceeds from this sale.


NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

         (in thousands, except share and per share amounts)

         2000

         Net sales                        $  7,415      $  7,767      $  7,918      $  7,247
         Net sales less direct
            operating expenses               4,723         5,119         5,081         4,405
         Net loss                           (3,034)       (2,706)       (3,279)       (4,335)
         Basic loss per common share:
            Net loss                       (15,170)      (13,530)      (16,395)      (21,675)
            Weighted common shares
              outstanding                      200           200           200           200

         1999

         Net sales                        $  6,388      $  6,694      $  6,741      $  7,082
         Net sales less direct
            operating expenses               4,149         4,359         4,311         4,572
         Net loss                           (2,120)       (1,955)       (2,097)       (5,281)
         Basic loss per common share:
            Net loss                       (10,600)       (9,775)      (10,485)      (26,405)
            Weighted common shares
              outstanding                      200           200           200           200