Form 10-Q
period 2001-03-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2001-05-15
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

        FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE
                                                          NUMBER
                MARCH 31, 2001                           333-59137

                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 KANSAS                                 48-1061763
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                              3416 Highway 41 South
                                   Tifton, GA             31793
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

                                 Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 2001, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                        --------

               Item 1.  Financial Statements

                              Balance Sheets at March 31,
                              2001 and December 31, 2000.................................                     1

                              Statements of Operations for the
                              Three Months ended March 31, 2001 and 2000 (unaudited).....                     2

                              Statements of Cash Flows for the Three Months
                              ended March 31, 2001 and 2000 (unaudited)..................                     3

                              Notes to the Financial Statements..........................                     5

               Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations........................                     6

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......                     9


PART II  OTHER INFORMATION

               Item 1.  Legal Proceedings........................................                             9

               Item 2.  Changes in Securities and Use of Proceeds................                             9

               Item 3.  Defaults upon Senior Securities..........................                             9

               Item 4.  Submission of Matters to a Vote of Security Holders......                             9

               Item 5.  Other Information........................................                             9

               Item 6.  Exhibits and Reports on Form 8-K.........................                             9

               SIGNATURES........................................................                            10

               Index to Exhibits.................................................                            11

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                         March   31,     December 31,
                                                                             2001           2000
                                                                           --------       --------
                                                                         (unaudited)

Current Assets
  Cash and cash equivalents                                                $  1,243       $     46
  Accounts receivable, net of allowance for doubtful
   accounts 2001 $576; 2000 $617                                              3,818          4,664
  Supplies                                                                      388            465
  Prepaid production costs                                                      602            547
  Prepaid site leases, current portion                                        1,934          1,930
  Prepaid commissions, current portion                                          795            758
  Other current assets                                                          217            144
                                                                           --------       --------
        Total current assets                                                  8,997          8,554
                                                                           --------       --------
Property and Equipment, net                                                  65,298         68,853
                                                                           --------       --------
Other Assets
  Intangible assets, net                                                     39,179         40,432
  Prepaid site leases and commissions, long-term portion                        442            553
  Deferred taxes                                                              4,000          6,200
  Other                                                                         237            244
                                                                           --------       --------
                                                                             43,858         47,429
                                                                           --------       --------
                                                                           $118,153       $124,836
                                                                           ========       ========

                                  LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                                        $  1,043       $  1,089
  Accounts payable                                                            1,931          2,597
  Accrued interest                                                            4,241          1,543
  Accrued expenses                                                               20             51
  Deferred revenue                                                              381            394
  Due to Stockholder                                                             --            900
  Due to  SGH Holdings, Inc.                                                     36             36
                                                                           --------       --------
        Total current liabilities                                             7,652          6,610
Long-Term Debt,
  net of current portion                                                    116,607        123,758
                                                                           --------       --------
        Total liabilities                                                   124,259        130,368
                                                                           --------       --------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                    2              2
  Paid-in capital                                                            33,841         33,841
  Accumulated deficit                                                       (39,949)       (39,375)
                                                                           --------       --------
                                                                             (6,106)        (5,532)
                                                                           --------       --------
                                                                           $118,153       $124,836
                                                                           ========       ========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31,

                                                           2001          2000
                                                           ----          ----

Net revenues                                               $6,753        $7,415
                                                         --------      --------
Operating expenses:
 Direct operating expenses                                  2,396         2,692
 General and administrative                                 1,362         1,270
 Depreciation and amortization                              3,298         3,163
                                                         --------      --------
                                                            7,056         7,125
                                                         --------      --------
        Operating income (loss)                              (303)          290
                                                         --------      --------
Other income (expense):
 Interest expense                                          (3,399)       (3,341)
 Other income                                                  10            17
 Gain on sale of property and equipment                     5,716            --
                                                         --------      --------
        Total other income (expense)                        2,327        (3,324)
                                                         --------      --------

        Income (Loss) before income taxes and extra-
        ordinary loss on early extinguishment of debt       2,024        (3,034)
Income tax expense                                          2,200            --
                                                         --------      --------

        Loss before extraordinary loss on early
        extinguishment of debt                              $(176)      $(3,034)
        Extraordinary loss on early extinquishment
        of debt                                              (398)           --
                                                         --------      --------
          Net loss                                          $(574)      $(3,034)
                                                         ========      ========

Basic loss per common share:

          Net loss                                        $(2,870)     $(15,170)
                                                         ========      ========

Weighted common shares outstanding                           200           200
                                                         ========      ========



                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            2001         2000
                                                            ----         ----

OPERATING ACTIVITIES
  Net loss                                                  $ (574)     $(3,034)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                            3,298        3,163
    Gain on disposal of property and equipment              (5,716)          --
    Extraordinary loss on early extinquishment of debt         398           --
    Deferred income tax expense                              2,200           --
    Disposition costs on property and equipment             (1,106)          --
    Changes in assets and liabilities:
    (Increase) decrease in:
        Accounts receivable                                    441          (14)
        Supplies and prepaid production costs                  (85)          24
        Prepaid site leases                                   (161)        (260)
        Prepaid commissions                                    (22)         (10)
        Other assets                                           (66)         (73)
    Increase (decrease) in:
        Accounts payable                                      (666)       1,173
        Accrued interest and other accrued expenses          2,667        2,565
        Deferred revenue                                       (13)         (10)
                                                          --------     --------
          Net cash provided by operating
           activities                                          595        3,524
                                                          --------     --------

INVESTING ACTIVITIES
 Purchase of property and equipment                         (1,028)      (2,452)
 Proceeds from sale of property and equipment               10,642           --
                                                          --------     --------
        Net cash provided by (used in)
         investing activities                                9,614       (2,452)
                                                          --------     --------

FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                  13,000           --
 Proceeds from revolver borrowings                              --          200
 Payments on revolver borrowings                           (10,000)        (900)
 Principal payments on long-term debt                      (10,197)        (342)
 Decrease in Due to SGH Holdings, Inc.                          --         (106)
 Payments to stockholder                                      (900)          --
 Deferred issuance costs                                      (915)          (8)
                                                          --------     --------
          Net cash used in
           financing activities                             (9,012)      (1,156)
                                                          --------     --------
          Net increase (decrease) in cash and cash
           equivalents                                       1,197          (84)
CASH AND CASH EQUIVALENTS:
  Beginning                                                     46          155
                                                          --------     --------
  Ending                                                  $  1,243     $     71
                                                          ========     ========


SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                   $701         $600
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

           In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2
FINANCINGS

        The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. On March 20, 2001, the Company completed a refinancing (the "Refinancing") of its outstanding credit agreement with a new financial institution. Pursuant to the Refinancing, all of the Company's debt under the Credit Agreement was repaid.

       Borrowings under the Refinancing consist of a revolving line of credit ("Revolver") for $7,000,000 and a term loan facility for $13,000,000. The Revolver bears interest at a rate equal to two percent above prime rate, with a minimum rate of ten percent. The term loan facility bears interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The loans are collateralized by a first perfected security interest in all the assets of the Company. The agreement terminates on March 20, 2004. As of March 31, 2001, $7,000,000 was available on the Revolver.

        Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.8 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes and the credit agreement would have a material adverse effect on the Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in certain sections of this Quarterly Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report on Form 10-Q. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and
(vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net revenues. Net revenues decreased 8.9% to $6.8 million for the three months ended March 31, 2001 from $7.4 million for the three months ended March 31, 2000. Certain assets sold to Lamar Outdoor Advertising and Scenic Outdoor accounted for approximately $.6 million of the period-to-period decrease in revenue.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) decreased 11.0% to $2.4 million for the first quarter of 2001 from $2.7 million for the comparable period in 2000. This decrease was primarily attributed to a reduction in production expense. Sales expense increased as a percentage of net revenues from 9.9% in the first quarter of 2000 to 10.2% in 2001. The Company increased the quantity and quality of its sales force, including new regional sales and marketing positions, to support future growth. Lease expense increased as a percentage of net revenues in the first quarter from 14.9% in 2000 to 15.7% in 2001. This was due primarily to the sale of the Northeast division in January 2001, which had lower lease expense as a percentage of revenue. Production expense decreased as a percentage of net revenues from 11.5% in the first quarter of 2000 to 9.6% in 2001, due to a shift in sales mix.

General and administrative expenses. General and administrative expenses increased by 7.2% to $1.4 million for the quarter ended March 31, 2001 from $1.3 million in 2000, an increase as a percentage of net revenues to 20.2% from 17.1%. This increase is due primarily to additional bad debt expense and severance expense incurred in the first quarter of 2001.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.6 million for the quarter ended March 31, 2001 from $3.2 million in 2000. The increase is primarily due to accelerated amortization of certain financing costs attributed to the 4th amendment to the Credit Agreement moving the loan termination date to July 1, 2001.

Interest expense. Interest expense increased to $3.4 million for the first quarter ended 2001 from $3.3 million for the comparable period in 2000. This increase was primarily due the amount outstanding with Bank One.

Income taxes. At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended March 31, 2001, the Company recorded income tax expense of $2.2 million on the gain on sale of property and equipment of $5.7 million. The Company recorded a valuation of $2.2 million on deferred tax assets for the Company's net loss excluding the effect of the $5.7 million gain on sale of property and equipment. At March 31, 2001, the total valuation allowance recorded aggregated $16.4 million on deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

Extraordinary Loss on early extinguishmennt of debt. In conjunction with the Refinancing, the Company wrote-off approximately $398,000 of debt issuance costs, net of related accumulated amortization.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings, other long-term debt financing, equity financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds and equity financing.

        The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. The Company completed a refinancing (the "Refinancing") of its outstanding credit agreement with a new financial institution. Pursuant to the Refinancing, all of the Company's debt under the Credit Agreement was repaid.

       Borrowings under the Refinancing consist of a revolving line of Credit ("Revolver") for $7,000,000 and a term loan facility for $13,000,000. The Revolver bears interest at a rate equal to two percent above prime rate, with a minimum rate of ten percent. The term loan facility bears interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The loans are collateralized by a first perfected security interest in all the assets of the Company. The agreement terminates on March 20, 2004. As of March 31, 2001, $7,000,000 was available on the Revolver.

        In order to make the May 15, 2001 interest payment on the Notes, the Company plans to use cash on hand and draw the remaining amount needed from the Revolver.

        Net cash provided by operating activities was $.6 million for the first three months of 2001 compared to net cash provided by operating activities of $3.5 million for the first three months of 2000. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $1.3 million as of March 31, 2001 compared to working capital of $1.9 million as of December 31, 2000.

        Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.8 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes and the credit agreement would have a material adverse effect on the Company.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 incorporated by reference herein.


                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
        A.      Exhibits
                        10.16 Credit Agreement dated as of March 20, 2001 between the Company and Ableco Finance LLC

        B.      No reports on Form 8K were filed during the quarter end
                March 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tri-State Outdoor Media Group, Inc.


May 15, 2001                        /s/Sheldon G. Hurst
                                    ---------------------
                                    Sheldon G. Hurst
                                    Chief Executive Officer and Director



May 15, 2001                        /s/Matthew B. Holt
                                    -------------------
                                    Matthew B. Holt
                                    Acting Chief Financial Officer, Secretary,
                                    and Principal Accounting Officer