Form 10-Q
period 2001-06-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2001-08-14
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                           COMMISSION
                                                         FILE NUMBER
     June 30, 2001                                        333-59137


                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        KANSAS                                           48-1061763

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

              3416 Highway 41 South
                  Tifton, GA                                31793
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

                                 Yes /X/ No / /

            Indicate the number of shares outstanding of each of the
                issuer's classes of common stock as of the latest
          practicable date. As of June 30, 2001, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                                           PAGE NO.


            Item 1. Financial Statements (unaudited)

                          Balance Sheets at June 30,
                          2001 and December 31, 2000. ....................     1

                          Statements of Operations for the
                          Three Months ended June 30, 2001 and
                          2000 and Six Months ended June 30,
                          2001 and 2000 ..................................     2

                          Statements of Cash Flows for the
                          Six Months ended June 30, 2001
                          and 2000 .......................................     3

                          Notes to the Financial Statements ..............     5

            Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ............     6

            Item 3. Quantitative and Qualitative Disclosures
                           About Market Risk ..............................    9


PART II  OTHER INFORMATION

            Item 1. Legal Proceedings....................................      9

            Item 2. Changes in Securities and Use of Proceeds............      9

            Item 3. Defaults upon Senior Securities......................      9

            Item 4. Submission of Matters to a Vote of Security Holders..      9

            Item 5. Other Information....................................      9

            Item 6. Exhibits and Reports on Form 8-K.....................      9

            SIGNATURES...................................................     10

            Index to Exhibits............................................     11

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              June 30,      December 31,
                                                                2001           2000
                                                              ---------     ------------
                                                             (unaudited)


Current Assets
  Cash and cash equivalents                                   $     145      $      46
  Accounts receivable, net of allowance for doubtful
    accounts 2001 $394; 2000 $556                                 3,619          4,664
  Supplies                                                          318            465
  Prepaid production costs                                          734            547
  Prepaid site leases, current portion                            1,944          1,930
  Prepaid commissions, current portion                              713            758
  Due from SGH Holdings, Inc.                                       239             --
 Other current assets                                               237            144
                                                              ---------      ---------
               Total current assets                               7,949          8,554
                                                              ---------      ---------
Property and Equipment, net                                      64,850         68,853
                                                              ---------      ---------
Other Assets
  Intangible assets, net                                         38,083         40,432

  Prepaid site leases and commissions, long-term portion            556            553

  Deferred taxes                                                  4,000          6,200

  Other                                                             243            244
                                                              ---------      ---------
                                                                 42,882         47,429
                                                              ---------      ---------
                                                              $ 115,681      $ 124,836
                                                              =========      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                           $     883      $   1,089
  Accounts payable                                                1,601          2,597
  Accrued interest                                                1,562          1,543
  Accrued expenses                                                   21             51
  Deferred revenue                                                  380            394
  Due to Stockholder                                                 --            900
  Due to  SGH Holdings, Inc.                                         --             36
                                                              ---------      ---------
               Total current liabilities                          4,447          6,610

Long-Term Debt,
  net of current portion                                        120,395        123,758
                                                              ---------      ---------
               Total liabilities                                124,842        130,368
                                                              ---------      ---------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                        2              2
  Paid-in capital                                                33,841         33,841
  Accumulated deficit                                           (43,004)       (39,375)
                                                              ---------      ---------
                                                                 (9,161)        (5,532)
                                                              ---------      ---------
                                                              $ 115,681      $ 124,836
                                                              =========      =========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                         ---------------------     -----------------------
                                                             2001         2000         2001           2000

Net revenues                                             $  6,845     $  7,767     $ 13,598       $ 15,182
                                                         --------     --------     --------       --------
Operating expenses:
  Direct operating expenses                                 2,494        2,648        4,890          5,340
  General and administrative                                1,176        1,243        2,538          2,513
  Depreciation and amortization                             2,962        3,164        6,260          6,327
                                                         --------     --------     --------       --------
                                                            6,632        7,055       13,688         14,180
                                                         --------     --------     --------       --------
        Operating income (loss)                               213          712          (90)         1,002
                                                         --------     --------     --------       --------
Other income (expense):
  Interest expense                                         (3,278)      (3,420)      (6,677)        (6,761)
  Other income                                                 10            2           20             19
  Gain on sale of property and equipment                       --           --        5,716             --
                                                         --------     --------     --------       --------
        Total other income (expense)                       (3,268)      (3,418)        (941)        (6,742)
                                                         --------     --------     --------       --------

        Loss before income taxes and extra-
        ordinary loss on early extinguishment of debt      (3,055)      (2,706)      (1,031)        (5,740)
Income tax expense                                             --           --        2,200             --
                                                         --------     --------     --------       --------

        Loss before extraordinary loss on early
        extinguishment of debt                             (3,055)      (2,706)      (3,231)        (5,740)
        Extraordinary loss on early extinguishment
        of debt                                                --           --         (398)            --
                                                         --------     --------     --------       --------
          Net loss                                       $ (3,055)     $(2,706)    $ (3,629)      $ (5,740)
                                                         ========     ========     ========       ========

Basic loss per common share:

             Net loss                                    $(15,275)    $(13,530)    $(18,145)      $(28,700)
                                                         ========     ========     ========       ========

Weighted common shares outstanding                            200          200          200            200
                                                         ========     ========     ========       ========



                  See Notes to unaudited Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    2001          2000
                                                                  --------     ---------
OPERATING ACTIVITIES
  Net loss                                                        $ (3,629)    $ (5,740)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                    6,260        6,327
    Gain on disposal of property and equipment, net                 (5,716)          --
    Extraordinary loss on early extinguishment of debt                 398           --
    Deferred income tax expense                                      2,200           --
    Disposition costs on property and equipment                     (1,106)          --
    Changes in assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                            640         (416)
        Supplies and prepaid production costs                         (147)         142
        Prepaid site leases                                           (171)        (288)
        Prepaid commissions                                            (54)         (65)
        Other assets                                                   (92)         180
     Increase (decrease) in:
        Accounts payable                                              (996)       1,775
        Accrued interest and other accrued expenses                    (11)         (14)
        Deferred revenue                                               (14)         (63)
                                                                  --------     --------
          Net cash provided by (used in) operating
                activities                                          (2,438)       2,088
                                                                  --------     --------

INVESTING ACTIVITIES
  Purchase of property and equipment                                (2,368)      (5,178)
  Proceeds from sale and leaseback transaction                          --          920
  Proceeds from sale of property and equipment                      10,642           --
                                                                  --------     --------
        Net cash provided by (used in)
            investing activities                                     8,274       (4,258)
                                                                  --------     --------

FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                          13,000           --
 Proceeds from revolver borrowings                                   4,400        6,850
 Principal payments on long-term debt                              (10,469)        (448)
 Payments on revolver borrowings                                   (10,500)      (3,950)
 Decrease in Due to SGH Holdings, Inc.                                (275)        (146)
 Payments to stockholder                                              (900)          --
 Deferred issuance costs                                              (993)         (23)
                                                                  --------     --------
          Net cash provided by (used in)
            financing activities                                    (5,737)       2,033
                                                                  --------     --------
          Net increase (decrease) in cash and cash equivalents          99         (137)
CASH AND CASH EQUIVALENTS:
  Beginning                                                             46          155
                                                                  --------     --------
  Ending                                                          $    145     $     18
                                                                  ========     ========



SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                       $  6,658     $  6,696
                                                                  ========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                  --     $    920
                                                                  ========     ========



                  See Notes to unaudited Financial Statements.

                          Notes to Financial Statements
                                   (Unaudited)

   NOTE 1
   BASIS OF REPRESENTATION

   The accompanying unaudited financial statements of Tri-State Outdoor Media Group, Inc., (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

           In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and the six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

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

        Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.4 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes and the credit agreement would have a material adverse effect on the Company.

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

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Net revenues. Net revenues decreased 11.9% to $6.8 million for the three months ended June 30, 2001 from $7.8 million for the three months ended June 30, 2000. Certain assets sold to Lamar Outdoor Advertising and Scenic Outdoor accounted for approximately $.7 million of the period-to-period decrease in revenue.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) decreased 5.8% to $2.5 million for the second quarter of 2001 from $2.6 million for the comparable period in 2000. This decrease was primarily attributed to a reduction in lease expense. Sales expense increased as a percentage of net revenues from 9.4% in the second quarter of 2000 to 10.2% in 2001. The Company added a layer of middle sales management and increased commission structure in an effort to stimulate sales. Lease expense decreased as a percentage of net revenues in the second quarter from 16.3% in 2000 to 15.6% in 2001. This was due primarily to lower payroll and travel expense. Production expense increased as a percentage of net revenues from 8.4% in the second quarter of 2000 to 10.6% in 2001, due primarily to a shift in sales mix.

General and administrative expenses. General and administrative expenses remained constant at $1.2 million for the quarters ended June 30, 2001 and 2000, however increased as a percentage of net revenues to 17.2% from 16.0%. Increase in percentage is attributed to lower revenues as a result of the sale of the Company's northeast division and fixed G&A expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $3.0 million for the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000. The decrease is primarily due to the sale of the Company's northeast division.

 Interest expense. Interest expense decreased to $3.3 million for the second quarter ended June 30, 2001 from $3.4 million for the comparable period in 2000. This decrease was primarily due to the amount outstanding on the $20 million credit facility.

Income taxes. At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended June 30, 2001, the Company recorded a valuation allowance of $1.2 million on deferred tax assets for the Company's net loss. At June 30, 2001, the total valuation allowance recorded aggregated $13.0 million on deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net revenues. Net revenues decreased 10.4% to $13.6 million for the six months ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000. Certain assets sold to Lamar Outdoor Advertising and Scenic Outdoor accounted for approximately $1.3 million of the period-to-period decrease in revenue.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) decreased 8.4% to $4.9 million for the first six months of 2001 from $5.3 million for the comparable period in 2000. This decrease was primarily attributed to a reduction in production and lease expense. Sales expense increased as a percentage of net revenues from 9.6% in the first six months of 2000 to 10.2% in 2001. The Company added a layer of middle sales management and increased commission structure in an effort to stimulate sales. Lease expense increased as a percentage of net revenues in the first six months from 15.6% in 2000 to 15.7% in 2001. This was due primarily to the sale of the Northeast division in January 2001,which had lower lease expense as a percentage of revenue. Production expense decreased as a percentage of net revenues from 9.9% in the first six months of 2000 to 10.1% in 2001, due to a shift in sales mix.

General and administrative expenses. General and administrative expenses remained constant at $2.5 million for the six months ended June 30, 2001 and 2000, however, increase as a percentage of net revenues to 18.7% from 16.6%. Increase in percentage attributed primarily to additional collection expense and severance expense incurred during the first six months of 2001.

Depreciation and amortization expense. Depreciation and amortization expense remained constant at $6.3 million for the six months ended June 30, 2001 and 2000.

Interest expense. Interest expense decreased to $6.7 million for the six months ended 2001 from $6.8 million for the comparable period in 2000. This decrease was primarily due to the amount outstanding on the $20 million credit facility.

Income taxes. At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the six months ended June 30, 2001, the Company recorded income tax expense of $2.2 million on the gain on sale of property and equipment of $5.7 million. The Company recorded a valuation of $2.8 million on deferred tax assets for the Company's net loss excluding the effect of the $5.7 million gain on sale of property and equipment. At June 30, 2001, the total valuation allowance recorded aggregated $13.0 million on deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

Extraordinary loss on early extinguishment of debt. In conjunction with the Refinancing, the Company wrote-off approximately $398,000 of debt issuance costs, net of related accumulated amortization.

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

        In order to make the November 15, 2001 interest payment on the Notes, the Company plans to use cash on hand and draw the remaining amount needed from the Revolver. There was $3.1 million available under on the revolver as of June 30, 2001.

        Net cash used in operating activities was $2.4 million for the first six months of 2001 compared to net cash provided by operating activities of $2.1 million for the first six months of 2000. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of $3.5 million as of June 30, 2001 compared to working capital of $2.0 million as of December 31, 2000.

        Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.4 million. Substantially all of the Company's cash flow will have to be devoted to interest payments on the Notes and to its credit facility. There can be no assurance that the cash flow will be sufficient for such purpose, or if borrowings are necessary, that the Company will be able to borrow funds sufficient for its purposes. Failure to make the interest payments on the Notes of the credit agreement would have a material adverse effect on the Company.

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

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
        A.      Exhibits  :  None

        B. No reports on Form 8K were filed during the quarter ended June 30, 2001.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Tri-State Outdoor Media Group, Inc.


August 14, 2001                                    /s/Sheldon G. Hurst
                                            ____________________________________
                                            Sheldon G. Hurst
                                            Chief Executive Officer and Director



August 14, 2001                                    /s/ Matthew B. Holt
                                            ____________________________________
                                            Matthew B. Holt
                                            Acting Chief Financial Officer,
                                            Secretary, and Principal Accounting
                                            Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
----------                      ------------

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

**10.13                         First Amendment to Credit Agreement dated as of
                                March 1, 1999.

***10.14 Amended and Restated Credit Agreement dated as of August 12, 1999.

****10.15                       Amendment to the Credit Agreement dated as of
                                October 15, 1999.

*****10.16                      Credit Agreement dated as of March 20, 2001
                                between the Company and Ableco Finance LLC

*25.1 Statement of Eligibility of Trustee on Form T-1 of IBJ Schroder Bank & Trust Company

__________________

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

        **** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31,1999

        ***** Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2001