Form 10-Q
period 2001-09-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2001-11-14
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED COMMISSION FILE NUMBER
September 30, 2001                                                     333-59137

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              KANSAS                                48-1061763
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

       3416 Highway 41 South
            Tifton, GA                                  31793
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

                                Yes /X/    No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of
     September 30, 2001, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                      --------
            Item 1. Financial Statements (unaudited)

                      Balance Sheets at September 30, 2001 and December 31, 2000 ...      1

                      Statements of Operations for the Three Months ended
                      September 30, 2001 and 2000 and Nine Months ended
                      September 30, 2001 and 2000 ..................................      2

                      Statements of Cash Flows for the Nine Months
                      ended September 30, 2001 and 2000 ............................      3

                      Notes to the Financial Statements ............................      5

            Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..........................      6

            Item 3. Quantitative and Qualitative Disclosures About Market Risk .....      9


PART II  OTHER INFORMATION

            Item 1. Legal Proceedings ..............................................      9

            Item 2. Changes in Securities and Use of Proceeds ......................      9

            Item 3. Defaults upon Senior Securities ................................      9

            Item 4. Submission of Matters to a Vote of Security Holders ............      9

            Item 5. Other Information ..............................................      9

            Item 6. Exhibits and Reports on Form 8-K ...............................      9

            SIGNATURES .............................................................     10

            Index to Exhibits ......................................................     11

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                          BALANCE SHEETS BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                                     September 30,  December 31,
                                                                                        2001           2000
                                                                                      ---------      ---------
                                                                                     (unaudited)

Current Assets
  Cash and cash equivalents                                                           $     341      $      46
  Accounts receivable, net of allowance for doubtful
    accounts 2001 $1,195; 2000 $556                                                       3,150          4,664
  Supplies                                                                                  308            465
  Prepaid production costs                                                                  841            547
  Prepaid site leases, current portion                                                    1,824          1,930
  Prepaid commissions, current portion                                                      720            758
 Other current assets                                                                       287            144
                                                                                      ---------      ---------
            Total current assets                                                          7,471          8,554
                                                                                      ---------      ---------
Property and Equipment, net                                                              64,041         68,853
                                                                                      ---------      ---------
Other Assets
  Intangible assets, net                                                                 36,898         40,432
  Prepaid site leases and commissions, long-term portion                                    612            553
  Deferred taxes                                                                          4,000          6,200
  Due from SGH Holdings, Inc.                                                               240             --
 Other                                                                                      209            244
                                                                                      ---------      ---------
                                                                                         41,959         47,429
                                                                                      ---------      ---------
                                                                                      $ 113,471      $ 124,836
                                                                                      =========      =========

                                LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Current portion of long-term debt                                                   $ 116,716      $   1,089
  Accounts payable                                                                        1,419          2,597
  Accrued interest                                                                        4,363          1,543
  Accrued expenses                                                                           57             51
  Deferred revenue                                                                          422            394
  Due to Stockholder                                                                         --            900
  Due to  SGH Holdings, Inc.                                                                 --             36
                                                                                      ---------      ---------
            Total current liabilities                                                   122,977          6,610
Long-Term Debt,
  net of current portion                                                                  3,332        123,758
                                                                                      ---------      ---------
            Total liabilities                                                           126,299        130,368
                                                                                      ---------      ---------
Commitments and Contingencies
Stockholder's Equity
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding, 200 shares                                                2              2
  Paid-in capital                                                                        33,841         33,841
  Accumulated deficit                                                                   (46,671)       (39,375)
                                                                                      ---------      ---------
                                                                                        (12,828)        (5,532)
                                                                                      ---------      ---------
                                                                                      $ 113,471      $ 124,836
                                                                                      =========      =========


                       See Notes to Financial Statements.

                      TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                                2001          2000          2001          2000
                                                              --------      --------      --------      --------

Net revenues                                                  $  6,755      $  7,918      $ 20,353      $ 23,100
                                                              --------      --------      --------      --------
Operating expenses:
  Direct operating expenses                                      2,450         2,837         7,340         8,177
  General and administrative                                     1,885         1,083         4,423         3,596
  Depreciation and amortization                                  2,950         3,509         9,210         9,836
                                                              --------      --------      --------      --------
                                                                 7,285         7,429        20,973        21,609
                                                              --------      --------      --------      --------
            Operating income (loss)                               (530)          489          (620)        1,491
                                                              --------      --------      --------      --------
Other income (expense):
   Interest expense                                             (3,427)       (3,603)      (10,104)      (10,364)
  Other income                                                       4             2            24            21
  Gain (loss) on sale of property and equipment                    286          (167)        6,002          (167)
                                                              --------      --------      --------      --------
            Total other income (expense)                        (3,137)       (3,768)       (4,078)      (10,510)
                                                              --------      --------      --------      --------

            Loss before income taxes and extra-
            ordinary loss on early extinguishment of debt       (3,667)       (3,279)       (4,698)       (9,019)
Income tax expense                                                  --            --         2,200            --
                                                              --------      --------      --------      --------

            Loss before extraordinary loss on early
            extinguishment of debt                              (3,667)       (3,279)       (6,898)       (9,019)
            Extraordinary loss on early extinguishment
            of  debt                                                --            --          (398)           --
                                                              --------      --------      --------      --------
              Net loss                                        $ (3,667)     $ (3,279)     $ (7,296)     $ (9,019)
                                                              ========      ========      ========      ========

Basic loss per common share:

                 Net loss                                     $(18,335)     $(16,395)     $(36,380)     $(45,095)
                                                                            ========      ========      ========

Weighted common shares outstanding                                 200           200           200           200
                                                              ========      ========      ========      ========


                  See Notes to unaudited Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         2001          2000
                                                                       --------      --------

OPERATING ACTIVITIES
  Net loss                                                             $ (7,296)     $ (9,019)
  Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                       9,210         9,836
      (Gain)/Loss on disposal of property and equipment, net             (6,002)          167
      Extraordinary loss on early extinguishment of debt                    398            --
      Deferred income tax expense                                         2,200            --
      Disposition costs on property and equipment                        (1,106)           --
      Changes in assets and liabilities:
       (Increase) decrease in:
            Accounts receivable                                           1,109          (532)
            Supplies and prepaid production costs                          (244)          123
            Prepaid site leases                                             (51)         (194)
            Prepaid commissions                                            (117)          (33)
            Other assets                                                   (108)          108
       Increase (decrease) in:
            Accounts payable                                             (1,178)        1,808
            Accrued interest and other accrued expenses                   2,982         2,553
            Deferred revenue                                                 28           (67)
                                                                       --------      --------
              Net cash provided by (used in) operating
                  activities                                               (175)        4,750
                                                                       --------      --------

INVESTING ACTIVITIES
  Purchase of property and equipment                                     (3,062)       (7,039)
  Proceeds from sale and leaseback transaction                               --           920
  Proceeds from sale of property and equipment                           10,642         1,673
                                                                       --------      --------
            Net cash provided by (used in)
                investing activities                                      7,580        (4,446)
                                                                       --------      --------

FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                               13,000            --
 Proceeds from revolver borrowings                                        4,400         7,600
 Principal payments on long-term debt                                   (10,865)         (627)
 Payments on revolver borrowings                                        (11,500)       (7,000)
 Decrease in Due to SGH Holdings, Inc.                                     (276)         (168)
 Payments to stockholder                                                   (900)           --
 Deferred issuance costs                                                   (969)         (227)
                                                                       --------      --------
              Net cash used in
                financing activities                                     (7,110)         (422)
                                                                       --------      --------
              Net increase (decrease) in cash and cash equivalents          295          (118)
CASH AND CASH EQUIVALENTS:
  Beginning                                                                  46           155
                                                                       --------      --------
  Ending                                                               $    341      $     37
                                                                       ========      ========



SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                            $  7,284      $  7,649
                                                                       ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                         --      $    920
                                                                       ========      ========
Early extinguishment of Capital Leases                                               $    872
                                                                                     --------
Accrued interest added to principal                                    $    156           $--
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

                 In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three and the Nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2000 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE 2
FINANCINGS

            The Company has $100 million aggregate principal 11% Notes (the "Notes") outstanding. On March 20, 2001, the Company completed a refinancing (the "Refinancing") of its outstanding credit agreement with a new financial institution. Pursuant to the Refinancing, all of the Company's debt under the Credit Agreement was repaid.

            Borrowings under the present facility consist of a revolving line of credit ("Revolver") for $7,000,000 and a term loan facility for $13,000,000("Senior Lending Facility") . The Revolver bears interest at a rate equal to two percent above prime rate, with a minimum rate of ten percent. The term loan facility bears interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The loans are collateralized by a first perfected security interest in all the assets of the Company. The agreement terminates on March 20, 2004.

            Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.5 million. The Company's cash flow is not sufficient to make the interest payments on the Notes and the credit facility. Because of certain defaults under the Senior Lending Facility, the Company will not be able to make a draw down on the Revolver and the Company will be unable to make the November 15, 2001 interest payment on the Notes. The Company has entered into a forbearance agreement with its senior secured lender whereby such lender has agreed, under certain circumstances, to forego exercising any remedies contained in the Senior Lending Facility. The Company has retained a consultant to assist the Company in various alternatives, and the Company may need to seek protection of the bankruptcy courts. Failure to make the interest payments on the Notes will have a material adverse effect on the Company.

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

     RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net revenues. Net revenues decreased 14.7% to $6.8 million for the three months ended September 30, 2001 from $7.9 million for the three months ended September 30, 2000. Certain assets sold to Lamar Outdoor Advertising and Scenic Outdoor accounted for approximately $.7 million of the period-to-period decrease in revenue.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) decreased 10.7% to $2.5 million for the third quarter of 2001 from $2.8 million for the comparable period in 2000. This decrease was primarily attributed to a reduction in lease expense. Sales expense decreased as a percentage of net revenues from 10.5% in the third quarter of 2000 to 9.9% in 2001. The Company reduced a layer of middle sales management in an effort to reduce expenses. Lease expense decreased as a percentage of net revenues in the third quarter from 16.1% in 2000 to 15.0% in 2001. This was due primarily to lower payroll and travel expense. Production expense increased as a percentage of net revenues from 9.2% in the third quarter of 2000 to 11.4% in 2001, due primarily to an increase in sign maintenance costs and a shift in sales mix.

General and administrative expenses. General and administrative expenses increased to $1.9 million for the quarters ended September 30, 2001 from $1.1 million in 2000, an increase as a percentage of net revenues to 27.9% from 13.7%. Increase in percentage is primarily due to an additional $750,000 bad debt expense adjustment due to inferior credit quality of outstanding receivables of acquired contracts and other businesses in recent deteriorating economic conditions.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $3.0 million for the quarter ended September 30, 2001 from $3.5 million for the quarter ended September 30, 2000. The decrease is primarily due to the sale of the Company's northeast division.

Interest expense. Interest expense decreased to $3.4 million for the third quarter ended September 30, 2001 from $3.6 million for the comparable period in 2000. This decrease was primarily due to the amount outstanding on the $20 million credit facility.

Income taxes. At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the quarter ended September 30, 2001, the Company recorded a valuation allowance of $1.4 million on deferred tax assets for the Company's net loss. At September 30, 2001, the total valuation allowance recorded aggregated $14.4 million on deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
   30, 2000

Net revenues. Net revenues decreased 11.7% to $20.4 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. Certain assets sold to Lamar Outdoor Advertising and Scenic Outdoor accounted for approximately $1.3 million of the period-to-period decrease in revenue.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) decreased 11.0% to $7.3 million for the first nine months of 2001 from $8.2 million for the comparable period in 2000. This decrease was primarily attributed to a reduction in production and lease expense. Sales expense increased as a percentage of net revenues from 10.0% in the first Nine months of 2000 to 10.1% in 2001. Lease expense decreased as a percentage of net revenues in the first nine months from 15.8% in 2000 to 15.4% in 2001. This was due primarily to lower lease salaries and lower travel expense. Production expense increased as a percentage of net revenues from 9.7% in the first nine months of 2000 to 10.5% in 2001, due to a shift in sales mix and an increase in sign maintenance expense.

General and administrative expenses. General and administrative expenses increased from $3.6 million for the nine months ended September 30, 2000 to $4.4 million for the nine months ended September 30, 2001 and increased as a percentage of net revenues to 21.7% from 15.6%. The increase is primarily from a $750,000 bad debt reserve due to inferior credit quality of outstanding receivables on acquired contracts and other businesses in recent deteriorating economic conditions, severance costs and collection expense.

Depreciation and amortization expense. Depreciation and amortization expense decreased from at $9.8 million for the nine months ended September 30, 2000 to $9.2 million for the nine months ended September 30,2001. The decrease is primarily due to the sale of the Company's northeast division.

Interest expense. Interest expense decreased to $10.1 million for the nine months ended 2001 from $10.4 million for the comparable period in 2000. This decrease was primarily due to the amount outstanding on the $20 million credit facility.

Income taxes. At December 31, 2000, the Company had net operating loss carry forwards of approximately $51.8 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2018.

During the nine months ended September 30, 2001, the Company recorded income tax expense of $2.2 million on the gain on sale of property and equipment of $5.7 million. The Company recorded a valuation of $4.2 million on deferred tax assets for the Company's net loss excluding the effect of the $5.7 million gain on sale of property and equipment. At September 30, 2001, the total valuation allowance recorded aggregated $14.4 million on deferred tax assets to reduce the total to an amount that management believes will more likely than not be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance may be required through a charge to income tax expense.

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


            Net cash used in operating activities was $.2 million for the first Nine months of 2001 compared to net cash provided by operating activities of $4.8 million for the first Nine months of 2000. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had working capital of ($115.5) million as of September 30, 2001 compared to working capital of $2.0 million as of December 31, 2000. The change in working capital was due to the acceleration of the outstanding amount under the Senior Lending Facility because of certain defaults under the Senior Lending Facility.

            Annual interest payments on the Notes are $11.0 million and with other debt outstanding annual interest expense is currently running at approximately $13.5 million. The Company's cash flow is not sufficient to make the interest payments on the Notes and the credit facility. Because of certain defaults under the Senior Lending Facility, the Company will not be able to make a draw down on the Revolver and the Company will be unable to make the November 15, 2001 interest payment on the Notes. The Company has entered into a forbearance agreement with its senior secured lender whereby such lender has agreed, under certain circumstances, to forego exercising any remedies contained in the Senior Lending Facility. The Company has retained a consultant to assist the Company in various alternatives, and the Company may need to seek protection of the bankruptcy courts. Failure to make the interest payments on the Notes will have a material adverse effect on the Company.

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

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORT ON FORM 8-K

            A. Exhibits : 10.17 Forbearance Agreement dated as of November 13, 2001 between the Company and Ableco Finance LLC

            B. Report on Form 8-K.

                  A report on form 8-K was filed on November 14, 2001 reporting that The Company filed a press release dated November 13, 2001.

SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tri-State Outdoor Media Group, Inc.


November 14, 2001                        /s/Sheldon G. Hurst
                                         ---------------------
                                         Sheldon G. Hurst
                                         Chief Executive Officer and Director



November 14, 2001                        /s/ Matthew B. Holt
                                         -------------------
                                         Matthew B. Holt
                                         Acting Chief Financial Officer,
                                         Secretary, and Principal Accounting
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

**10.11 Asset Purchase Agreement dated as of September 12, 1998 by and between Tri-State Outdoor Media Group, Inc. and John R.
                  Leslie, Sr., Trading as Leslie

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

**10.13           First Amendment to Credit Agreement dated as of March 1, 1999.

***10.14          Amended and Restated Credit Agreement dated as of August 12,
                  1999.

****10.15         Amendment to the Credit Agreement dated as of October 15,
                  1999.

*****10.16        Credit Agreement dated as of March 20, 2001 between the
                  Company and Ableco Finance LLC

10.17 Forbearance Agreement dated as of November 13, 2001 between the Company and Ableco Finance LLC

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