Form 10-K
period 2001-12-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2002-04-12
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                               TITLE OF EACH CLASS
                               -------------------

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

                                   Yes (X)  No ( )

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 2002: is $0.

      The number of shares of the registrant's Common Stock outstanding as of March 15, 2002: 200 shares.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1      Business                                                          1
            Recent Developments and Strategic Plans                           1
            Business Overview                                                 2
            Inventory                                                         3
            Markets                                                           4
            Customers                                                         5
            Contracts                                                         5
            Local Market Operations                                           6
            Production                                                        6
            Competition                                                       7
            Government Regulations                                            7
            Employees                                                         9
Item 2      Properties                                                        9
Item 3      Legal Proceedings                                                10
Item 4      Submission of Matters to a Vote of Security Holders              10

                                     PART II

Item 5      Market for Registrant's Common Equity and Related
               Stockholder Matters                                           10
Item 6      Selected Financial Data                                          10
Item 7      Management's Discussion and Analysis of Financial

                                                                           PAGE
                                                                           ----
               Condition and Results of Operations                           12
Item 7A     Quantitative and Qualitative Disclosures About Market Risk       21
Item 8      Financial Statements                                             22
Item 9      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           22

                                        PART III

Item 10     Directors and Executive Officers of the Registrant               23
Item 11     Executive Compensation                                           24
Item 12     Security Ownership of Certain Beneficial Owners and Management   25
Item 13     Certain Relationships and Related Transactions                   27

                                        PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                      27


      NOTE:  REGARDING FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K of Tri-State Outdoor Media Group, Inc. ("Tri-State" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in each part of this Annual Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) the contemplated revision of the Company's capital structure, (ii) risks and uncertainties relating to leverage;
(iii) the need for additional funds; (iv) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (v) the continued popularity of outdoor advertising as an advertising medium; (vi) the regulation of the outdoor advertising industry and (vii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS AND STRATEGIC PLANS

      The Company has outstanding $100,000,000 of 11% Senior Notes due 2008 ("Senior Notes"). The Company closed a $20 million facility with Ableco Finance, LLC in March 2001, due March 2004 (the "Credit Facility).

      The Company has been experiencing liquidity problems and did not have the funds available to make the required $5.5 million interest payments due on November 15, 2001 to the holders of the Company's Senior Notes, and does not anticipate generating cash-flows sufficient to make such payments in the future. The Company is in default of certain financial covenants under its Credit Facility. The Credit Facility is secured by a lien on all of the Company's assets. The Company is current on the interest payments of the Credit Facility. The Company entered a Forbearance agreement with its Senior Lender on November 13, 2001 through March 1, 2002 and a second forbearance agreement through April 15, 2002 with the option by the Company to extend through May 1, 2002. As disclosed in previous filings, the Company has retained Jefferies & Company as its financial advisor to assist the Company in developing alternatives to revise the Company's capital structure.

      The Company has entered into negotiations, with an Ad Hoc Committee representing the holders (the "Noteholders") of a substantial majority of the notes ("Senior Notes") to formulate a plan of restructuring. There is no assurance that the Company and the Noteholders will reach an agreement on a debt restructuring. It is likely that the Company will file for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code and possible that the Company may be subject of an involuntary petition in bankruptcy.


STRATEGIC PLANS

      Based upon the factors and uncertainties discussed above, the Company is currently reviewing its strategic plans with the assistance of its financial and legal advisors, including the formulation of a proposed plan of Restructuring and a voluntary bankruptcy filing for protection and reorganization under Chapter 11 of the United States Bankruptcy Code. Pending this review, the Company currently plans to continue to sell outdoor advertising and maintain normal and regular trade terms with its supplies and customers.

      Pending certain factors, the Company's strategic review could result in a modification or abandonment of the plan of restructuring. No assurances can be given that the Company would be successful in these efforts. The plan of restructuring is further discussed in Item 3 of this Report and Note 1 to Tri-State's Financial Statements for the three years period ended December 31, 2001 and "Management's Discussion and Analysis of Results of Operations."

BUSINESS OVERVIEW

      The Company is a leading highway directional outdoor advertising company. As of December 31, 2001, the Company operated over 11,990 outdoor advertising displays, including 10,608 bulletins and 1,382 posters, in 27 states in the United States. Essentially all of the Company's billboards are located outside urban areas. The Company offers a full line of outdoor advertising services to its customers, including creative design, production, installation and maintenance of advertising displays. In 2001, over 95% of the Company's net revenues were generated by local businesses, including local franchisees of national chains, with no one customer accounting for as much as 2% of its net revenues.

      Highway directional billboards are usually located along interstate highways and primary and secondary roads and are used by local businesses to alert and direct motorists to the advertiser's place of business. Many of the Company's principal customers, which include motels, hotels, restaurants and gasoline retailers, depend on strategically located billboards as the only effective, cost-efficient means to reach their target customers. As a result, these advertisers will usually purchase a billboard display under long-term contracts and leave the original advertising copy in place for the duration of the contract. As of December 31, 2001, over 82% of our bulletin advertising contracts had an original term of at least 18 months and 74% had an original term of at least 36 months. The Company believes that its large number of long-term contracts has generated more stable and predictable revenues, has reduced production, installation and maintenance costs and has leveraged its sales force, resulting in higher cash flow margins.

      Since 1993, the Company historically pursued an aggressive acquisition strategy, completing over 33 asset acquisitions. During this period, the Company completed both "new market" and "fill-in" acquisitions. New market acquisitions are acquisitions of outdoor advertising assets not contiguous of the Company's existing markets. Fill-in acquisitions are generally acquisitions in or adjacent to the Company's existing markets that involve the purchase of outdoor advertising displays only, resulting in the elimination of virtually all personnel and related costs of the acquired businesses. The Company made no significant asset acquisitions since 1999 due to capital restraints.

      On January 10, 2001 the Company sold its Northeast division for approximately $11.2 million. The revenues and expenses (before depreciation, amortization and interest expense) of the Northeast division were approximately $2.2 million and $1.5 million, respectively, for the year ended December 31, 2000.




INVENTORY

      The Company differentiates its inventory by the type of material used on its display faces.

      - The Company's Bulletins range in size from 4 feet high by 6 feet wide to 20 feet high by 80 feet wide, with the majority ranging from
            12 feet high by 24 feet wide to 10 feet high by 32 feet wide.   To
            better serve its customers on a localized basis, the Company may customize the size and pricing of its bulletins to meet their budgets. As a result, many of the Company's bulletins are smaller than the standard-sized bulletins offered by its competitors, most of which are 10-1/2 feet high by 36 feet wide or 14 feet high by 48 feet wide. The Company has historically produced substantially all its faces using pre-painted plywood with self-adhesive vinyl attached. During 2001, the Company switched to computer-generated graphics on a single sheet of vinyl. These single sheet vinyl faces are produced by third party vendors, and have historically been sold under shorter-term contracts. The Company has also been implementing a new billboard frame that allows the Company to utilize the vinyl faces on longer-term contracts. Because of their greater impact and high cost, bulletins are usually located on major highways.

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





      The following table sets forth certain information on the Company's operations in each of the states in its market areas.


                             AS OF DECEMBER 31, 2001

                        DISPLAY FACES          BULLETINS (1)    POSTERS, 30-SHEET (1)    POSTERS, 8-SHEET (1)
                        -------------          -------------    ---------------------    --------------------
Georgia                    2516                   2516
Missouri                   1403                   1403
Kentucky                   1254                    838                 416
Oklahoma                   1056                   1056
Minnesota                   936                    496                 405                       35
Texas                       716                    716
Arkansas                    658                    658
Iowa                        682                    682
S. Carolina                 606                    258                                          348
Kansas                      507                    507
N. Carolina                 465                    360                   1                      104
Nebraska                    384                    384
Florida                     217                    217
W. Virginia                 209                    138                  71
Alabama                     143                    143
Tennessee                    30                     30
Illinois                     63                     63
Ohio                         13                     11                   2
S. Dakota                    65                    65
Louisiana                    33                     33
Other                        34                     34
                          -----                  ------                ---                      ---
TOTAL                     11990                  10608                 895                      487


(1) Each display face, including an unoccupied display face, is classified either as a bulletin or poster based on the last sale to an advertiser.

MARKETS

      The Company operates through five divisions covering particular geographic regions. Certain of the Company's divisions operate in the same states but their coverage areas do not overlap.

      The following is a summary of the market and plants associated with each division as of December 31, 2001.

      Southeast Division. The Southeast division, based in Tifton, Georgia, provides outdoor advertising services primarily in Georgia, Florida, Tennessee and Alabama. Certain Southeast Division inventory was segregated in January 2001, to form the Carolinas Division for management purposes. As of December 31, 2001, the Company's Southeast division operated 2,905 painted bulletins with the majority varying in size from 10-1/2 feet by 36 feet to 14 feet by 48 feet.

      Midwest Division. The Midwest division, based in Baxter Springs, Kansas, currently provides outdoor advertising services primarily in Arkansas, Kansas, Louisiana, Southern Missouri, Oklahoma, and Texas. As of December 31, 2001, the Company's Midwest division consisted of 3,675 bulletins varying in size from 8 feet by 20 feet to 14 feet by 48 feet.

      Northcentral Division. The Northcentral division, based in Rochester, Minnesota, currently provides outdoor advertising services primarily in southern Minnesota (including Rochester), Iowa, Nebraska, Northern Missouri, and South Dakota. As of December 31, 2001, the Company's Northcentral Division operated 2,349 bulletins, varying in size with the majority being 12 feet by 50 feet, and 440 posters including 35 8-sheet posters.

      Mid-Atlantic Division. The Mid-Atlantic division, based in Ivel, Kentucky provides outdoor advertising primarily in West Virginia, eastern Kentucky, Illinois, and southern Ohio. As of December 31, 2001, the Mid-Atlantic division operated 1,061 bulletins, with the majority varying in size from 12 feet high by 24 feet wide to 20 feet high by 60 feet wide and 489 30-sheet posters.

      Carolina Division. The Carolina division, based in Kinston, North Carolina, currently provides outdoor advertising primarily in North and South Carolina. As of December 31, 2001, the Company's Carolina division operated 618 bulletins, varying in size from 4 feet high by 7 feet wide to 10 feet high by 30 feet wide, and 453 posters, 452 of which are 8-sheet posters.



CUSTOMERS

      For the year ended December 31, 2001, over 95% of the Company's net revenue was generated by local business, including local franchisees of national chains. The Company believes that its customer base of local advertisers offers several advantages over a more national customer base. In the case of local advertisers, the Company is more likely to deal directly with the customer without an advertising agency acting as an intermediary. The Company is also more likely to develop a long-term working relationship with a local advertiser, which, the Company believes, gives it greater influence over the advertiser's purchasing decisions and helps it obtain contract renewals from the advertiser.

      The Company's customers are engaged in a wide range of businesses with no one customer accounting for more than 2% of revenues. Approximately one half of Company customers are categorized as hotels, motels, and restaurants. Another 30% of customers are categorized as retail, automotive, or service including gasoline retailers. No other category accounts for more that 5% of revenues.


CONTRACTS

      The Company has historically emphasized the use of advertising contracts with a term of 36 months. The Company has long believed that such contracts provide considerable stability with respect to both occupancy and advertising rates. The Company charges advertisers a lower monthly rate for 36-month contracts than that for shorter-term contracts. However, with the switch to computer generated faces and the introduction of the new billboard frame previously mentioned, the Company has greater flexibility to provide shorter term contracts while maintaining profitability.

      As of December 31, 2001, the future contract revenue associated with occupied bulletins, was $27.3 million, of which $16.0 million is expected to be billed in 2002. Since posters are sold under short-term contracts, net revenues from poster contracts are not included in future contract revenue amounts.

LOCAL MARKET OPERATIONS

      The Company conducts its sales, marketing and site leasing operations through it's five regional offices consistent with management's belief that decentralization of these operations is most responsive to local market demands while providing greater incentive to its regional employees. Each division has a general manager who oversees regional leasing and creative design, and a sales manager. Management believes that by relying on regional personnel to study and assess local market conditions and to procure new site leases, the Company is better equipped to respond to shifts in advertiser demands.

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

PRODUCTION

      The Company has internal production facilities and staff to perform a full range of activities required to construct and install outdoor advertising structures and to maintain its outdoor advertising properties.

      Production work for display faces includes creating the advertising copy design and layout, contracting a third party vendor to print the design on a vinyl, and installing the designs on display faces. The Company has historically produced substantially all advertising on its bulletin display faces. The Company produces substantially all art work for its bulletin display faces, especially since local advertisers generally are not represented by advertising agencies. During 2001, the Company shifted to the production of computer-generated graphics on a vinyl produced by a third party for its display faces in order to achieve lower cost and facilitate installation.

      Vinyl wraps consist of vinyl sheets painted with computer-generated graphics or hand painted copy that are wrapped around rectangular plywood sheets attached to the outdoor advertising structure. Vinyl wraps are produced by third party vendors and are historically sold under short-term contracts. The Company is currently installing a frame to hold the vinyl faces on its boards. The frame consists of extruded aluminum pieces that secure the vinyl face to the board and assure no wrinkling or ripping of the face for the life of the contract. Not only does this system allow the Company to utilize the vinyl product for longer-term contracts, but it also gives the Company the flexibility to sale short-term contracts on its boards because it reduces the cost for installing a face. The Company is putting the frame on boards as capital allows. The Company has purchased approximately 600 frames as of December 31, 2001.

      The Company also utilizes poster faces, which are lithographed or silk-screened paper sheets produced by outside contractors pasted to the display face.

      The Company has facilities for the construction of new outdoor advertising structures in Tifton, Georgia. Display faces are produced by outside vendors.

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

      The outdoor advertising industry is heavily regulated and, at various times and in various markets, the Company can expect to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment has not adversely impacted the Company's business, no assurance can be given that existing or future laws or regulations will not have a material adverse effect on the Company at some time in the future.

EMPLOYEES

      At December 31, 2001, the Company employed 169 people, of whom 63 people were primarily engaged in sales and marketing, 62 people were engaged in painting, bill posting and construction and maintenance of displays, and the balance were employed in executive, financial, administrative and similar capacities. The Company is not a party to any collective bargaining agreement.




ITEM 2.  PROPERTIES

      The Company conducts its operations at the facilities set forth below:

                                                                      SQUARE        LEASED/
LOCATION                              USE                             FOOTAGE       OWNED
--------                              ---                             -------       -----
Tifton, Georgia                   Office; billboard structure         45,000        Owned
                                  limited display face production

Baxter Springs, Kansas            Office; billboard structure         14,000        Owned
                                  construction; limited display
                                  face production

Rochester, Minnesota              Office; limited display face         8,000        Leased
                                  production

Ivel, Kentucky                    Office; limited display face         5,000        Leased
                                  production

Kinston, North Carolina           Office; limited display face         3,800        Leased
                                  production

      In addition, as of December 31, 2001, the Company owned 25 parcels of real property that serve or may serve as sites for outdoor displays. The Company's remaining 7,324 advertising display sites are leased. The Company's site leases are for varying terms ranging from month-to-month or year-to-year to terms of the years or longer, and many provide for renewal options. Approximately 57% of these leases will expire prior to the end of 2002. Historically, the Company has had no difficulty renewing these leases. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions. Through the use of double-sided structures and multiple displays on individual structures or individual sites, the Company averages approximately 1.6 display faces for every site it owns or leases.

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

      The Company may have to file for protection under Chapter 11 of the U.S.Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                              PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2001, no established public market exists for the Company's common stock. There is one holder of the Company's common stock. The Company's common stock has not been registered with the U.S. Securities Exchange Commission or other regulatory authority.

      The Company's Senior Notes and secured bank credit facility both contain covenants restricting the payments of dividends in the future.


ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data, insofar as it relates to each of the years in the five-year period ended December 31, 2001, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 2001 and 2000 and the related statements of operations for each of the years in the three-year period ended December 31, 2001 and the notes thereto appearing elsewhere in this Form 10-K. The selected financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                          STATEMENT OF OPERATIONS DATA:


                                                                         YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------------
                                           1997(1)            1998(1)             1999(1)            2000               2001(2)
                                          --------           ---------           ---------         ---------           ---------
                                                             (DOLLAR IN THOUSANDS, EXCEPT PER SHARE AMOUNT)(3)
STATEMENT OF OPERATIONS DATA:

  Net revenues                            $ 11,831           $  20,958           $  26,905         $  30,347           $  26,687
                                          --------           ---------           ---------         ---------           ---------
  Operating expenses:
  Direct operating expenses                  3,817               7,404               9,514            11,019              10,045
  General and administrative                 2,417               3,389               4,264             5,384               6,570
  Depreciation and
    amortization                             4,699               9,958              11,730            13,428              12,169
  Restructuring Charges                         --                  --                  --                --                 699
                                          --------           ---------           ---------         ---------           ---------
  Total operating expenses                  10,933              20,752              25,508            29,831              29,483
                                          --------           ---------           ---------         ---------           ---------
  Operating income(loss)                       898                 206               1,397               516              (2,796)
  Gain (loss)on sale of assets                (143)                 --                  --              (167)              6,002
  Interest expense                          (4,200)            (10,417)            (13,006)          (13,731)            (13,358)
  Other income (expense)                        --                 369                 156                28                  26
                                          --------           ---------           ---------         ---------           ---------

  Income (loss) before
    income tax benefit                      (3,445)             (9,842)            (11,453)          (13,354)            (10,126)
  Income tax benefit (expense)               1,424               2,274                  --                --              (6,200)
                                          --------           ---------           ---------         ---------           ---------
  Income (loss) before
    extraordinary item                    $ (2,021)          $  (7,568)          $ (11,453)        $ (13,354)          $ (16,326)
                                          --------           ---------           ---------         ---------           ---------
  Basic income (loss) before
    continuing operations per share       $(10,105)          $ (37,840)          $ (57,265)        $ (66,770)          $ (84,800)
                                          --------           ---------           ---------         ---------           ---------

OTHER DATA:
   EBITDA(3)                              $  5,597           $  10,164           $  13,127         $  13,944           $   9,373
   EBITDA margin (3)                          47.3%               48.5%               48.8%             45.9%               35.1%
  Cash flows from
    operating activities                     1,810                (526)             (3,058)            1,277                 102
  Cash flows from
    investing  activities                  (37,305)            (64,531)            (15,821)           (4,007)              6,785
  Cash flows from
    financing activities                    35,494              64,998              18,961             2,621              (6,431)
  Capital expenditures                       2,334               8,093               7,166             7,410               3,857
  Ratio of earnings to
    fixed charges(4)                      .28 to 1            .15 to 1            .20 to 1          .12 to 1            .31 to 1
  Number of displays (5)
  Bulletins                                  6,106              10,481              11,759            11,678              10,608
  Posters                                    1,432               1,956               1,948             1,918               1,382
                                          --------           ---------           ---------         ---------           ---------
            Total displays                   7,538              12,437              13,707            13,596              11,990
                                          --------           ---------           ---------         ---------           ---------

BALANCE SHEET DATA:
  Cash and cash equivalents               $    132           $      73           $     155         $      46           $     502
  Working capital (deficit)                  2,733               4,180               3,557             1,944            (119,075)
   Total assets                             54,106             121,496             132,125           124,836             106,929
   Total debt (including current
     maturities)                            57,998             116,241             121,425           124,847             120,388
   Stockholder's equity
     (deficiency)                           (4,884)              1,600               7,822            (5,532)            (22,492)


(1) The Company has made acquisitions in 1997, 1998, and 1999 which affect the comparability of the information contained herein.

(2) The Company had dispositions in 2001, which affect the comparability of the information contained here in.

(3) "EBITDA" is defined as operating income before depreciation and amortization. EBITDA represents a measure that management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income as an indicator of the Company's operating performance or to net cash provided by (used in) operating activities as a measure of its liquidity. EBITDA margin is EBITDA stated as a percentage of net revenues.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges consist of interest expense and the portion of rental expense that is deemed representative of the interest factor. Earnings were insufficient to cover fixed charges by $3.4 million in 1997, $9.8 million in 1998, $11.5 million in 1999, $13.4 million in 2000, and $10.1 million in 2001.

(5) All display faces, including unoccupied display faces, are classified based on the last sale to an advertiser as either a bulletin or poster.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the results of operations of the Company for the three years ended December 31, 2001 and financial condition at December 31, 2001 should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere herein.


      The Company was formed in 1986, and since then net revenues and EBITDA have grown primarily through the acquisition of outdoor advertising businesses and individual display faces in specific markets and the construction of new display faces in existing markets. However, EBITDA decrease in 2001 due to the sale of the Northeast assets.

      Net revenues are a function of the number of display faces operated by the Company; the occupancy levels of the Company's display faces and the rates that the Company charges for their use. The Company focuses its sales efforts on selling 36-month contracts to maximize both the occupancy of its display inventory and its sales force efficiency. The Company believes that it has opportunities to improve its occupancy levels and rates for a number of reasons, including the quality and size of the Company's sales force. Operating results are affected by general economic conditions, as well as trends in the advertising industry.

      The Company's net revenues are gross revenues net of commissions retained by advertising agencies that contract for the use of advertising displays on behalf of their advertisers and other miscellaneous credits. Agency commissions are typically 15% of gross revenues per contract. The Company enters into agreements with advertising agencies on a customer-by-customer basis. Because of the Company's reliance on local advertisers, many of which do not employ agencies, the Company believes that it depends less on the placement of advertising through agencies than most other major outdoor advertising companies and that its agency commission levels are lower than industry averages. In 2001, direct sales to local advertisers represented over 95% of the Company's net revenues.

      Direct operating expenses consist of sales, production and lease expense. Selling expense primarily consists of compensation to the Company's sales force, and travel expenses. Commissions to the Company's sales force are based on the total advertising contract value and are paid when the contract enters billing. The total advertising contract value is the monthly billing multiplied by the number of months in the contract. Production expense mainly consists of illumination expense, maintenance of billboard structures, the cost of purchasing and applying poster advertisements and the cost of display faces for shorter-term contracts. The cost of advertising display faces for longer-term contracts is capitalized and depreciated over the life of the contract. The cost associated with long-term contracts that are capitalized were $2.8 and $2.5 million for 2000 and 2001, respectively. Lease expense consists mainly of rental payments to owners of the land underlying billboard structures. Lease costs are generally lower in the non-urban segment of the outdoor advertising market because landlords in rural areas generally have fewer alternative uses for their properties, many of which are located in agricultural areas. The Company's site lease expense was 14.7% of net revenues in 2000, and was 15.0% in 2001. The increase is primarily due to the fixed nature of site lease expense and the decrease in revenues primarily attributed to the decline in the economy for outdoor advertising.

      General and administrative expenses include compensation, permit fees, utilities, supplies, professional fees, rent for its executive offices and facilities and travel.

ACQUISITIONS

      The Company's display faces grew from 2,556 faces at December 31, 1993 to 13,596 faces at December 31, 2000, primarily as a result of acquisitions. The Company's acquisitions can be classified into two categories: new market acquisitions and fill-in acquisitions. New market acquisitions are acquisitions outside of the Company's then existing markets, while fill-in acquisitions are generally small acquisitions in the Company's existing markets that involve the purchase of advertising displays only, resulting in the elimination of all personnel and related costs. From January 1, 1996 to December 31, 2000, the Company completed two new market acquisitions, TSS and Unisign, and fifteen fill-in acquisitions, including Western. Due to the significant liquidity issues, the Company has completed no significant acquisition since 1999.

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

      In addition to growth through acquisitions, the Company seeks opportunities for growth through the development of newly built outdoor advertising structures. The Company actively monitors changes in local zoning restrictions and the availability of new land lease sites in each of its existing markets so as to develop new build opportunities. During 2001, the Company only built structures to replace structures lost to condemnation. Due to significant liquidity issues, the Company has completed no additional new builds during 2001.

DISPOSITIONS

      The Company sold its Northeast division in January 2001. The Company's display faces were down to 11,990 at December 31, 2001 due to this sale of assets.


PRODUCT MIX; REGIONAL OPERATIONS

      The following table sets forth information on the bulletins and posters operated by each of the Company's divisions at the dates indicated.

                                                                  DECEMBER 31,
                         -----------------------------------------------------------------------------------------------
                                    1999                              2000                                2001
                         -------------------------         -------------------------          --------------------------
DIVISIONS                BULLETINS         POSTERS         BULLETINS         POSTERS          BULLETINS          POSTERS
---------                ---------         -------         ---------         -------          ---------          -------
Southeast                 3,586              535             3,540              515             2,905                0
Midwest                   3,668                0             3,654                0             3,675                0
Northcentral              2,355              442             2,360              449             2,349              440
Mid-Atlantic              1,139              492             1,099              483             1,061              489
Carolina's(2)                 0                0                 0                0               618              453
Northeast(1)              1,011              479             1,025              471                 0                0
                         ------            -----            ------            -----            ------            -----
TOTAL                    11,759            1,948            11,678            1,918            10,608            1,382
                         ======            =====            ======            =====            ======            =====


(1)   The Northeast division was sold on January 11, 2001.

(2) The Carolina's were included in the Southeast division during 1999 and 2000.

      The Company derived over 82%, 82% and 84% of its net revenues from the sale of advertising on bulletins in 1999, 2000, and 2001 respectively, and the majority of the balance primarily from the sale of advertising on posters. The Company's net revenues have experienced little seasonality, historically varying less than 2% per quarter due to seasonality.

      The Company emphasizes the sale of long-term (36-month) contracts for its bulletins. In the Midwest division, which has been operated by current management for more than 5 years, over 82% of all bulletin advertising contracts in effect on December 31, 2001 had an original term of at least 36 months. Because of the nature of the inventory mix in the Southeast and Mid-Atlantic divisions, at December 31, 2001 approximately 74% of the Company's bulletin advertising contracts had an original term of 36 months of more.

      The average monthly rate per display varies in each region in which the Company operates, primarily as a result of the average size and location of displays in each division. In the Midwest division, the majority vary in size from 6 feet high by 12 feet wide to 14 feet high by 48 feet wide. In addition, the Company's displays in this division are located primarily along secondary roads, rather than along interstate highways or primary roads. Both the smaller size and location of the signs result in lower rates. In the Southeast division, the Company's displays are located to a greater extent along interstate highways. The average rates for displays in this division are the highest of all the Company's divisions.



RESULTS OF OPERATIONS

      The following table sets forth the specified components of expense for the Company expressed as a percentage of net revenues for the last three years.


                                                 YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1999            2000            2001
                                       ------          ------          ------
Net revenues                              100%            100%            100%
Direct operating expenses                35.4           36..3            37.7%
General and administrative               15.8            17.7            24.6%
Depreciation and amortization            43.6            44.3            45.6%
Restructuring charges                      --              --             2.6
                                       ------          ------          ------
Total operating expenses                 94.8            98.2           110.5%
                                       ------          ------          ------
Operating income (loss)                   5.2             1.7           (10.5)
                                                       ------          ------
Interest expense                        (48.3)          (45.2)          (50.1)
Gain(loss) on sale of PPE                  --              --            22.5
                                       ------          ------
Other income (expense)                     .6             (.5)           22.6
                                       ------          ------
Total other income (expense)            (47.7)          (45.7)          (27.5)
                                       ------          ------          ------
Loss before income tax benefit          (42.5)          (44.0)          (38.0)
Income tax benefit (expense)               --              --           (23.2)
                                       ------          ------          ------
Loss before extraordinary loss
on early extinguishment of debt         (42.5)%         (44.0)%         (61.2)%
                                       ------          ------          ------

OTHER DATA:
EBITDA                                   48.8%           45.9%           35.1%


YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      Net revenues. Net revenues decreased 11.9% to $26.7 million for the year ended December 31, 2001 from $30.3 million for the year ended December 31, 2000. $2.2 million of this decrease was the result of the Northeast assets sold to Lamar in January of 2001. The balance of the decrease is primarily attributed to the decline in the economy for outdoor advertising.

      Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) decreased to $10.0 million for the year ended December 31, 2001 from $11.0 for the comparable period in 2000. Sales expense increased as a percentage of net sales from 10.0% in the year ended December 31, 2000 to 10.2% in 2001, due to sales mix. Lease expense increased as a percentage of net revenues from 14.7% in the year ending December 31, 2000 to 15.0% in 2001. This increase in lease expense was primarily due to the decrease in revenue and the sale of the Northeast assets which had lower lease costs as a percentage of revenues. Production expense increased as a percentage of net revenues from 10.2% in the year ended December 31, 2000 to 11.3% in 2001. This increase was primarily due to increased sign maintenance on lower revenues. The production cost for the faces associated with long-term contracts that were capitalized in 2001 was $2.5 million vs. $2.8 million in 2000.

      General and administrative expenses. General and administrative expenses increased by 22.2% to $6.6 million for the year ending December 31, 2001 from $5.4 million in 2000 and as a percentage of net revenues to

24.7% from 17.7%, respectively. The increase in general and administrative expenses as a percentage of net revenues was due primarily to the Company's increase in bad debt expense by $1.5 million in 2001. This increase in bad debt was attributed to the inferior credit quality of accounts acquired in acquisitions and customer accounts who where adversely affected by the downturn in the economy and the reduction in travel after the events of September 11, 2001. $.2 million of the bad debt expense was the write-off of the balance due from the parent company. Since there is a high probability of the Company filing bankruptcy, there is little likelihood that the parent company will be able to repay these monies.

      Restructuring expense. The Company incurred restructuring expense of $.7 million for the year ended December 31, 2001.

      Depreciation and amortization expense. Depreciation and amortization expense decreased to $12.2 million for the year ended December 31, 2001 from $13.4 million in 2000 due primarily to the assets sold in January of 2001.

      Interest expense. Interest expense, decreased to $13.4 million for the year ended December 31, 2001 from $13.7 million for the comparable period in 2000. This decrease was the result on lower debt due to proceeds from the sale of asset which were used to pay down the loans with Bank One.

      Income tax expense. Income tax expense increased by $6.2 million during the year ended December 31, 2001 compared to the year ended December 31, 2000. The Company realized $2.2 million of its deferred tax asset due to the gain on sales of the Northeast division. The Company wrote off the $4.0 million balance of its deferred tax asset. Management does not believe that the Company will be able to realize benefits of these assets under a restructuring.

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

      Direct operating expenses. Direct operating expenses (which include sales, lease and production expense) increased to $11.0 million for the year ended December 31, 2000 from $9.5 for the comparable period in 1999. Sales expense increased as a percentage of net sales from 9.0% in the year ended December 31, 1999 to 10.0% in 2000, due to sales mix and increase in size of the sales force. Site lease expense increased as a percentage of net revenues from 13.6% in the year ending December 31, 1999 to 14.7% in 2000, due to higher lease cost associated with the assets acquired in October 1999. Production expense decreased as a percentage of net revenues from 11.5% in the year ended December 31, 1999 to 10.2% in 2000, due to a shift towards longer-term contracts.

      General and administrative expenses. General and administrative expenses increased by 26.3% to $5.4 million for the year ended December 31, 2000 from $4.3 million in 1999 as a percentage of net revenues to 17.7% from 15.8%, respectively. The increase in general and administrative expenses as a percentage of net revenues was due to the Company upgrading and adding a layer of middle management in anticipation of future growth.

Professional fees and travel also increased as a percentage of revenues as the Company pursued its strategic alternatives.

      Depreciation and amortization expense. Depreciation and amortization expense increased to $13.4 million for the year ended December 31, 2000 from $11.7 million in 1999 due primarily to the assets acquired in October 1999.

      Interest expense. Interest expense, increased to $13.7 million for the year ended December 31, 2000 from $13.0 million for the comparable period in 1999. This increase was primarily the result of the amount outstanding on the Bank One facility.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically satisfied its cash requirements with cash from operations, revolving credit borrowings and other long-term debt financing and sales of assets. Its acquisitions have been financed primarily with borrowed funds.

      The Company is highly leveraged with debt. The Company is presently experiencing a downturn in advertising revenues and is not generating sufficient cash flow to service all of its debts. There can be no assurance that the advertising revenues will increase sufficiently for the Company to be able to service its debt. The Company is in default under its debt instruments. The Company is likely to seek protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.

      The Company presently has outstanding $100,000,000 of Senior Notes due on March 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company is in default under the Notes because the Company did not make $5.5 million interest payment due November 15, 2001.

      The Company has a credit facility (the "Credit Facility") for $20.0 million. Borrowing availability under the Credit Facility consists of a revolving line of Credit ("Revolver") for $7.0 million and a term loan facility for $13.0 million. The Revolver bears interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The loans are collateralized by a first perfected security interest in all the assets of the Company. The agreement terminates on March 20, 2004. At March 15, 2002, there was $17.6 million outstanding under the Credit Facility. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement. The lender does not have to make any more advances under the Credit Facility as long as the Company is in default. The Company entered the forbearance agreement with its Senior Lender on November 13, 2001 through March 1, 2002 and a second forbearance agreement through April 15, 2002, with the option by the Company to extend through May 1, 2002.

      Net cash provided by operating activities decreased to $.1 million for 2001 from $1.3 million for 2000. The $1.2 decrease would have been greater had the Company made the $5.5 million interest payment due November 15, 2001. Net cash provided by operating activities increased to $1.3 million for 2000 from ($3.1) million for 1999. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital deficit of $(119.1) million as of December 31, 2001 due to a reclassification of debt as current, working capital of $1.9 million as of December 31, 2000.

      For the year ended December 31, 2001, the Company's net cash provided by investing activities of $6.8 million included $3.9 million of capital expenditures. The Company's net cash used in investing activities of $4.0 million for the year ended December 31, 2000 included capital expenditures of $7.4 million.

      For the year ended December 31, 2001, $6.4 million was used by financing activities, primarily as a result of principle payments on long-term and revolver borrowings. For the year ended December 31, 2000, $2.6 million was provided by financing activities, primarily as a result of proceeds from revolver borrowings.

      Capital expenditures are made to build new billboard structures and display faces, to upgrade the Company's existing display faces, to produce advertising display faces under contracts longer than 18 months and for other capital items. Capital expenditures were $3.9 million in 2001 of which $2.5 million was spent to produce advertising display faces. The Company anticipates capital expenditures of $3.9 million in 2002, of which $2.2 million will be incurred to produce advertising display faces under contracts of 36 months or longer. $1.7 million will include long-term improvements to existing structures.

      The Company has entered into negotiations, with an Ad Hoc Committee representing the holders (the "Noteholders") of a substantial majority of the principal amount of the Senior Notes on a debt restructuring. There is no assurance that the company and the Noteholders will reach a debt restructuring. As part of any such debt restructuring or if a debt restructuring cannot be developed, the Noteholders may file an involuntary petition in bankruptcy court against the Company or the Company may have to file for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code.

INFLATION

      In the last three years, inflation has not had a significant impact on the Company.

INCOME TAXES

      At December 31, 2001, the Company had net operating loss carry-forwards of approximately $61.0 million for federal and state income tax purposes, which expire in varying amounts during the years ending 2009 through 2021.

      During the year ended December 2001, the Company realized $2.2 million dollars of its deferred tax asset due to the gain on sale of the Northeast division.

      The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry-forwards and other factors and has determined that valuation allowances reflected above should be established against the deferred tax assets as of December 31, 2001. During the years ended December 31, 2001, the Company expensed the remaining $4.0 million deferred tax asset and increased the valuation allowance by 10.0 million. The Company has recognized that it is more likely than not that certain future tax benefits will not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

FACTORS AFFECTING FUTURE OPERATING RESULTS

INSUFFICIENT CASH FLOW FROM OPERATIONS; DEFAULT OF SENIOR NOTES.

      The Company has not been able to generate sufficient cash flow from operations to pay interest on its Notes. It is anticipated that the Company may be subject of an involuntary petition in bankruptcy or may have to file for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code as it seeks to reorganize its capital structure.

HIGHLY LEVERAGED.

      The Company has significant levels of debt outstanding. The Company's total debt outstanding, including capitalized lease as of December 31, 2001 was $127.4 million including accrued interest of $7.0 million. The Company is not generating sufficient cash flow to service its debts. The Company is likely to seek protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances that a plan of reorganization will be approved.

HISTORY OF NET LOSSES.

      The Company reported net losses for the years ended December 31, 1999, 2000, and 2001, $11.5 million, $13.4 million, and $17.0 million respectively; the Company reported stockholders' deficiency for 1999 and 2001. The net losses primarily reflect high levels of depreciation and amortization charges relating to the depreciation of assets obtained in acquisitions, as well as high levels of interest expense relating to debt incurred to finance these acquisitions. Interest expense and depreciation charges will continue at high levels throughout 2001 and future years as a result of previously completed acquisitions. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets.", the Company estimates it will not have amortization expense of approximately $4.0 million as reported in fiscal year 2002. In addition, in 2001 the Company has experienced a downturn in advertising revenue. There can be no assurance that the Company will ever be able to achieve profitable operations.

DEPENDENCE ON SENIOR MANAGEMENT.

      The Company's success depends upon the continued employment of its senior management. If the Company loses the services of any member of senior management and does not find a suitable replacement, the Company's business could be materially adversely affected.

ECONOMIC CONDITIONS; ADVERTISING TRENDS.

      The Company relies on sales of advertising space for its revenues. The Company's operating results, therefore, are affected by general economic conditions as well as trends in the advertising industry. The Company has experienced a significant reduction in demand for the Company's displays. The Company cannot determine when or if, the demand for its advertising displays will increase.

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

REGULATION OF OUTDOOR ADVERTISING.

      Outdoor advertising displays are subject to governmental regulation at the federal, state and local levels. These regulations limit the size and location of billboards and, in limited circumstances, regulate the content of the advertising copy. Some governmental regulations restrict the construction of new billboards or the replacement, relocation, enlargement or upgrading of existing structures. Such regulations limit the Company's ability to expand its operations in the affected markets. If the Company is unable to expand its operations in such areas or replace lost structures, then the Company's growth opportunities and potential results of operations could be affected. In addition, some jurisdictions have adopted "amortization" ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without the payment of compensation. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. Currently, none of the Company's existing inventory is subject to any amortization ordinance. The Company can give no assurance as to how additional laws and regulations that may be adopted in the future which may affect it.



ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

      The Company will adopt the provision of SFAS No. 144 as of January 1, 2002. Due to the complexity of this new standard and its recent issuance, the Company has not yet determined the extent of the impairment loss that will be required upon adoption of SFAS No. 144.

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

ENVIRONMENTAL MATTERS.

      The Company is subject to various federal, state and local environmental laws and regulations as an owner, lessee or operator of various real properties and facilities. There have been no significant losses to date.

RESTRICTIONS IN INDENTURE ON OUR OPERATIONS.

      The indenture for the Senior Notes contain certain financial covenants that may adversely affect the Company's ability to respond to changing economic and business conditions. These covenants could prohibit additional needed financing or prevent the Company from engaging in certain transactions that might further the Company's growth strategy or would otherwise be beneficial. The Company is in default of some of these covenants. A significant portion of our debt may become immediately due and payable. It is unlikely that the Company could obtain sufficient funds to meet these accelerated payments.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk

      The Company carries certain floating rate debt and thus is exposed to the impact of interest rate changes. The information below summarizes the Company's market risk associated with debt obligations as of December 31, 2001. The information presented below should be read in conjunction with Note 6 of the Financial Statements.

      At December 31, 2001, the Company's indebtedness under its Refinancing, representing approximately 13.8% of the Company's long-term debt, bears interest at variable rates, with minimum rates of 10% on the Revolver portion and 11% on the term portion. Accordingly, the Company's net loss and after tax cash flow are affected by changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the names, ages (at March 25, 2001) and positions of the executive officers and directors of the Company:

         NAME                      AGE                          POSITION
         ----                      ---                          --------
Sheldon G. Hurst                   53              President, Chief Executive Officer and Director
A. Wayne Lamm                      48              Chief Operating Officer
Anthony LaMarca                    49              Executive Vice President and Director
Matthew B. Holt                    38              Acting Chief Financial Officer and Secretary
William G. McLendon                46              Director
Daniel P. Howell                   49              Director
Michael S. Smith                   40              Director
Christian M. Froelich              28              Director

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

      Matthew B. Holt has been Acting Chief Financial Officer since March 2, 2001 and was Controller of the Company under the direct supervision of Mr. McLendon for the three years prior to his appointment as Acting Chief Financial Officer. Mr. Holt was Controller of Wells Aluminum from April 1996 until January 1998. Prior to April 1996, Mr. Holt was Cost Accounting Supervisor at Heatcraft, Inc. Mr. Holt has a degree in finance from Valdosta State University.

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

      Daniel P. Howell is a Senior Managing Director of the Private Equity Division of Mesirow Financial. Mr. Howell joined Mesirow Private Equity in 1986. He has served on various boards of over 25 private and public companies. He has been a professional private equity investor since 1980. Mr. Howell received his M.B.A. from the University of Wisconsin-Madison and his B.A. from Lawrence University.

      Michael S. Smith is a Senior Vice President of the Private Equity Division of Mesirow Financial. He currently serves on the Boards of Directors of Swingles Furniture Rental, CourtLink, FrontRunner Network Services, Healthway Systems, and Tri-State Outdoor. Prior to joining Mesirow Private Equity in 1989, he directed Mesirow Financial's budgets and business planning. Previously he was a Manager with Deloitte & Touche. Mr. Smith received his M.B.A. from the University of Chicago, B.S. from the University of Illinois, and is a C.P.A.

      Christian M. Froelich is a Private Equity Research Analyst in the Private Equity Division of Mesirow Financial. Prior to joining Mesirow Financial's Private Equity Group, Mr. Froelich worked for the privately held, start-up Town & Country Utilities, Inc. where he held numerous positions from project manager to acquisitions-oriented research analyst. Mr. Froelich received his M.B.A. from Loyola University, Chicago, Illinois and his B.A. from Lake Forest College, Lake Forest, Illinois.


      Pursuant to the Second Amended and Restated Stockholders Agreement dated as of February 27, 1998, the Company's Board of Directors shall be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow. See "Certain Relationships and Related Transactions".

      Executive officers are appointed annually and serve at the discretion of the Board of Directors. The Directors are elected annually and serve until there has been a newly elected Director.

COMMITTEES

      The Board of Directors is also comprised of the following committees: a Compensation/Executive Committee whose members are Sheldon G. Hurst, William G. McLendon.

ITEM 11.  EXECUTIVE COMPENSATION

      Summary Compensation: The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and the other three most highly compensated executive officers for the year ended December 30, 2001, 2000 and 1999 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

4
           NAME AND PRINCIPAL POSITION                  YEAR             SALARY            BONUS NAME AND PRINCIPAL POSITION
Sheldon G. Hurst                                       2001(1)          $255,900                        $     0
President and Chief Executive Officer                  2000(1)          $183,084                        $50,000
                                                       1999             $183,500                        $50,000

Wayne Lamm                                             2001             $161,600                        $     0
Vice President Of Marketing and Director               2000             $125,390                        $     0
                                                       1999             $124,003                        $     0

Anthony LaMarca                                        2001             $111,800                        $     0
Executive Vice President                               2000             $107,000
                                                       1999             $ 94,500


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

                                                     COMMON STOCK                      PREFERRED STOCK
                                             -----------------------------       ----------------------------
                                             NUMBER OF          PERCENT OF       NUMBER OF         PERCENT OF
NAME AND ADDRESS                              SHARES             CLASS (1)         SHARES           CLASS (2)
----------------                              ------             ---------         ------           ---------
Sheldon G. Hurst (3)                         844.1 (4)            60.1%
3416 Highway 41 South
Tifton, GA 31794

Hurst Enterprises, L.P. (3)                  844.1 (4)            60.1
C/o 3416 Highway 41 South
Tifton, GA 31794

William G. McLendon                          110.0 (4)             7.8
3416 Highway 41 South
Tifton, GA 31794

A. Wayne Lamm                                 66.7(4)              7.4
3416 Highway 41 South
Tifton, GA 31794

Anthony LaMarca                               20.4 (4)             1.5
3416 Highway 41 South
Tifton, GA 31794

Mesirow Capital Partners VI (5)              716.0                33.8            7,308.0            46.7%
350 N. Clark St.
Chicago, IL 60610

Mesirow Capital Partners VII (6)             383.0                21.4            8,331.0            53.3%
350 N. Clark St.
Chicago, IL 60610

Daniel P. Howell (7)                            --                  --
350 N. Clark St.
Chicago, IL 60610

Michael S. Smith (8)                            --                  --
350 N. Clark St.
Chicago, IL  60610

Christian M. Froelich (9)                       --                  --

350 N. Clark St.
Chicago,  IL  60610

Caravelle Investment Fund, LLC (10)          363.0                28.1
425 Lexington Ave. 2nd Floor
New York, NY 10017

All directors and executive
  officers as a group
  (7 persons)                               1041.2                74.2


----------------------------


(1) Mesirow VI in 1994 was granted warrants to purchase 640 shares of Common Stock (the "1994 Warrants"), and in 1997 was granted warrants to purchase 76 shares of Common Stock (the "Mesirow VI 1997 Warrants"). Mesirow VII in 1997 was granted warrants to purchase 383 shares of Common Stock (the "Mesirow VII 1997 Warrants") (the Mesirow VI 1997 Warrants and the Mesirow VII 1997 Warrant are collectively referred to as the "1997 Warrants"). The 1994 Warrants and the 1997 Warrants are currently exercisable. Total outstanding Common Stock (on a fully diluted basis) consists of 1404.2 shares rounded to the nearest tenth prior to any exercise of the 1994 Warrants the 1997 Warrants or Warrants held by Caravelle Investment Fund, LLC ("Caravelle").

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

(7) Mr. Howell, a Director of the Company, is a Managing Director of Mesirow Financial Services, Inc., which is the general partner of Mesirow VI and Mesirow VII. Mr. Howell disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII.

(8) Mr. Smith, a Director of the Company, is a Vice President of Mesirow Financial Services, Inc., which is the general partner of Mesirow VI and Mesirow VII. Mr. Smith disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII.

(9) Mr. Froelich, a Director of the Company, is a Research Analyst with Mesirow Financial Services, Inc., which is general partner of Mesirow VI and Mesirow VII. Mr. Froelich disclaims beneficial ownership of shares beneficially owned by Mesirow VI and Mesirow VII.

(10) Includes 44.6 shares of common stock subject to outstanding warrants to purchase common stock issued to the Chase Manhattan Bank ("Chase") as custodian for Caravelle and 363.0 shares of common stock issued to Sigler Co., as nominee for Chase (in its capacity as custodian for Caravels).





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

      Pursuant to the Company's Stockholders Agreement, the board of directors of the Company (and each of its subsidiaries, including the Company) is required to be comprised of seven individuals, four of whom are designated by the executive employees of the Company owning a majority of the common stock held by such executives, and three of whom are designated by Mesirow. The Company's Stockholders Agreement provides that upon the occurrence of certain events (including the failure of the Company to purchase from Mesirow the 1994 Warrant and/or 1997 Warrants pursuant to such agreements, or to redeem Mesirow's preferred stock pursuant to the certificate of incorporation of the Company), Mesirow can cause the re-constitution of the board of directors of the Company (and each of its subsidiaries, including the Company) to be comprised of five individuals, four of whom are designated by Mesirow and one of whom is designated by the executive employees of the Company owning a majority of the common stock held by such executives, in order to pursue the sale of the Company and its subsidiaries (or any assets or properties thereof).

      William G. McLendon owns 1 parcel of real property which is leased to the Company and on which the Company maintains a billboard. The aggregate rent paid by the Company for this site for 2001 was $460. In addition, Mr. Hurst owns 3 parcels of real property which are leased to the Company principally on a one-year basis and on which the Company maintains billboards. The aggregate rent paid by the Company for these sites for 2001 was $5,260. The Company believes the terms of these lease arrangements are no less favorable to the Company than similar arm's-length arrangements with unrelated parties would be.

      Sheldon G. Hurst owns a six-seat, single engine airplane, which is leased to the Company. The Company pays Mr. Hurst monthly lease payments equal to the total amount paid by Mr. Hurst monthly under the financing agreement he obtained to acquire the airplane. Mr. Hurst borrowed $274,850 bearing interest at a rate per annum equal to .25% in excess of the prime rate. The financing agreement is to be repaid in monthly installments over a ten-year period ending in 2009. The Company pays all insurance and maintenance costs for the airplane.

      During 2001, the Company purchased production advertising from Georgia Printco, LLC, a company 100% owned by four members of the Company's management who are also stockholders of Holdings. Georgia Printco, LLC owns and operates a printing machine, which provides a high-resolution printing on advertising displays at a more competitive rate per square foot not obtainable from the Company's competitors. In addition, the Company has a one-year commercial lease to provide certain operating space to Georgia Printco, LLC at the Company's headquarters. As of December 31, 2001, the Company purchased approximately $261,025 in production advertising from Georgia Printco, LLC.

      During 2001, the Company purchased equipment from Rak-Tek, which it adds to a billboard structure in order to prolong the life, durability and appeal of a flex face advertisement. Rak-Tek, who has a patent pending on this new technology, is 100% owned by a relative of the Company's President. As of December 31, 2001, the Company purchased a total of $576,924 in equipment from Rak-Tek, which is included in property and equipment.

      During 2001, the Company paid William G. McLendon $71,303 for consulting services he provided for the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)  1. FINANCIAL STATEMENTS

      The financial statements are listed under Part II, Item 8 of this Report.

      2.  FINANCIAL STATEMENT SCHEDULES

      Financial Statement Schedules are not filed with this Annual Report on Form 10-K because the Schedules are either inapplicable or the required information is presented in the financial statements listed immediately above or in the notes there to.

      3. EXHIBITS

      The exhibits are listed below under Part IV, Item 14(c) of this Report.

      (B) Reports on Form 8-K

            A report on form 8-K was filed on November 14, 2001 reporting that The Company filed a press release dated November 13, 2001.

      (C)  EXHIBITS

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

**10.13                 First Amendment to Credit Agreement dated as of
                        March 1, 1999.

***10.14                Amended and Restated Credit Agreement dated as of August
                        12, 1999.

****10.15               Amendment to the Credit Agreement dated as of October
                        15, 1999.

*****10.16              Credit Agreement dated as of March 20, 2001 between the
                        Company and Ableco Finance LLC

******10.17             Forbearance Agreement dated as of November 13, 2001
                        between the Company and Ableco Finance LLC

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

      **** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31,1999

      ***** Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended March 31, 2001

      ****** Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended September 30, 2001

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRI-STATE OUTDOOR MEDIA GROUP, INC.


                              By: /s/ Sheldon G. Hurst

                              Sheldon G. Hurst
                              President and Chief Executive Officer
                              Date: April 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                DATE
/s/ Sheldon G. Hurst                Chief Executive Officer and Director                 April 12, 2002
-----------------------------
Sheldon G. Hurst


/s/ Anthony LaMarca                 Executive Vice President and Director                April 12, 2002
-----------------------------
Anthony LaMarca


/s/ A. Wayne Lamm                   Vice President of Marketing and Director             April 12, 2002
-----------------------------
Wayne A. Lamm


/s/ Matthew B. Holt                 Acting Chief Financial Officer, Secretary,
-----------------------------       and Principal Accounting Officer                     April 12, 2002
Matthew B. Holt

/s/ William G. McLendon              Director                                    April 12, 2002
-----------------------------
William G. McLendon


/s/ Daniel P. Howell                 Director                                    April 12, 2002
----------------------------
Daniel P. Howell


/s/ Michael S. Smith                 Director                                    April 12, 2002
----------------------------
Michael S. Smith


/s/ Christian M. Froelich            Director                                    April 12, 2002
----------------------------
Christian M. Froelich

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Tri-State Outdoor Media Group, Inc.
Tifton, Georgia


We have audited the accompanying balance sheets of Tri-State Outdoor Media Group, Inc. ("Tri-State" or the "Company") as of December 31, 2000 and 2001, and the related statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-State Outdoor Media Group, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tri-State will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in Note 1 to the financial statements, Tri-State is currently in default of the Notes and Credit Facility and is reviewing its strategic plans with the assistance of its financial and legal advisors, to formulate a proposed plan of restructuring and possible voluntary bankruptcy filing for protection and reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the formation of a proposed plan of restructuring, bankruptcy process and the Company's recurring losses from operations raise substantial doubt about Tri-State's ability to continue as a going concern. Continuation of the Company as a going concern is contingent upon, among other things, confirmation of a plan of reorganization and Tri-State's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.



                                          MCGLADREY & PULLEN, LLP


West Palm Beach, FL
March 1, 2002

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                      2000              2001
                                                                    ---------         ---------
                               ASSETS (NOTE 6)

Current Assets
  Cash and cash equivalents                                         $      46         $     502
  Accounts receivable, net of allowance for doubtful
    accounts 2000 $617; 2001 $536                                       4,664             3,019
  Supplies                                                                465               447
  Prepaid production costs                                                547               775
  Prepaid site leases, current portion                                  1,930             1,490
  Prepaid commissions, current portion                                    758               704
  Other current assets                                                    144               284
                                                                    ---------         ---------
         Total current assets                                           8,554             7,221
                                                                    ---------         ---------
Property and Equipment, net (Note 3)                                   68,853            63,092
                                                                    ---------         ---------
Other Assets
  Intangible assets, net (Note 4)                                      40,432            35,858
  Prepaid site leases and commissions, long-term portion                  553               550
  Deferred taxes (Note 8)                                               6,200                --
  Other                                                                   244               208
                                                                    ---------         ---------
                                                                       47,429            36,616
                                                                    ---------         ---------
                                                                    $ 124,836         $ 106,929
                                                                    =========         =========

           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt (Note 6)                        $   1,089         $ 117,263
  Accounts payable                                                      2,597             1,292
  Accrued interest                                                      1,543             7,026
  Accrued expenses                                                         51               254
  Deferred revenue                                                        394               461
  Due to related party (Note 7)                                           900                --
  Due to SGH Holdings, Inc.                                                36                --
                                                                    ---------         ---------
         Total current liabilities                                      6,610           126,296
Long-Term Debt,
  net of current portion (Note 6)                                     123,758             3,125
                                                                    ---------         ---------
         Total liabilities                                            130,368           129,421
                                                                    ---------         ---------
Commitments and Contingencies (Note 9)
Stockholder's Equity (Deficit)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding 2000 and 2001; 200 shares                2                 2
  Paid-in capital                                                      33,841            33,841
  Accumulated deficit                                                 (39,375)          (56,335)
                                                                    ---------         ---------
                                                                       (5,532)          (22,492)
                                                                    ---------         ---------
                                                                    $ 124,836         $ 106,929
                                                                    =========         =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (IN THOUSANDS,
                       EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               1999             2000             2001
                                                                            --------         --------         --------
Net revenues                                                                $ 26,905         $ 30,347         $ 26,687
                                                                            --------         --------         --------
Operating expenses:
  Direct operating expenses                                                    9,514           11,019           10,045
  General and administrative                                                   4,264            5,384            6,570
  Depreciation and amortization                                               11,730           13,428           12,169
  Restructuring charges                                                           --               --              699
                                                                            --------         --------         --------
                                                                              25,508           29,831           29,483
                                                                            --------         --------         --------
      Operating income (loss)                                                  1,397              516           (2,796)
                                                                            --------         --------         --------
Other income (expense):
 Gain (loss) on sale of property and equipment                                    --             (167)           6,002
  Interest expense                                                           (13,006)         (13,731)         (13,358)
  Other income                                                                   156               28               26
                                                                            --------         --------         --------
      Total other income (expense)                                           (12,850)         (13,870)          (7,330)
                                                                            --------         --------         --------
      Loss before income tax benefit and extraordinary loss on early
           extinguishment of debt                                            (11,453)         (13,354)         (10,126)
Income tax expense (Note 8)                                                       --               --            6,200
                                                                            --------         --------         --------
      Loss before extraordinary loss on early extinguishment of debt         (11,453)         (13,354)         (16,326)
Extraordinary loss on early extinguishment of debt                                --               --              634
                                                                            --------         --------         --------
      Net loss                                                              $(11,453)        $(13,354)        $(16,960)
                                                                            ========         ========         ========

Basic loss per common share:

   Loss before extraordinary loss on early extinguishment of debt           $(57,265)        $(66,770)        $(81,630)
   Extraordinary loss on early extinguishment of debt                             --               --           (3,170)
                                                                            --------         --------         --------
           Net loss                                                         $(57,265)        $(66,700)        $(84,800)
                                                                            ========         ========         ========

Weighted common shares outstanding                                               200              200              200
                                                                            ========         ========         ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)


                                              Common          Paid-in         Accumulated
                                               Stock          Capital           Deficit                 Total
                                               -----          -------           -------                 -----
Balance (deficit), December 31, 1998            $2            $16,166            $(14,568)            $  1,600

Net loss                                         -                 --             (11,453)             (11,453)

Paid - in capital                                -             17,675                  --               17,675
                                                --            -------            --------             --------

Balance (deficit), December 31, 1999             2             33,841             (26,021)               7,822

Net loss                                         -                 --             (13,354)             (13,354)
                                                --            -------            --------             --------

Balance (deficit), December 31, 2000             2             33,841             (39,375)              (5,532)

Net loss                                         -                 --             (16,960)             (16,960)
                                                --            -------            --------             --------

Balance (deficit), December 31, 2001            $2            $33,841            $(56,335)            $(22,492)
                                                ==            =======            ========             ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                         1999                 2000                 2001
                                                                       --------             --------             --------
OPERATING ACTIVITIES
  Net loss                                                             $(11,453)            $(13,354)            $(16,960)

  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                       11,730               13,428               12,169
     Deferred income tax expense                                             --                   --                6,200
     Extraordinary loss on early extinguishment of debt                      --                   --                  634
     (Gain) loss on disposal of property and equipment, net                  --                  167               (6,002)
     Disposition costs on property and equipment                             --                   --               (1,106)
     Accrued interest added to principal                                     --                   --                  156
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                             (1,310)                (644)               1,240
         Supplies and prepaid production costs                              (19)                 189                 (317)
         Prepaid site leases                                               (586)                (228)                 283
         Prepaid commissions                                               (211)                  (4)                 (39)
         Other assets                                                      (245)                 318                 (104)
      Increase (decrease) in:
         Accounts payable                                                  (995)               1,543               (1,649)
         Accrued expenses                                                    24                 (231)                 203
         Accrued interest                                                    14                    9                5,327
         Deferred revenue                                                    (7)                  84                   67
                                                                       --------             --------             --------
           Net cash provided by (used in) operating
                 activities                                              (3,058)               1,277                  102
                                                                       --------             --------             --------
INVESTING ACTIVITIES
  Purchase of property and equipment                                     (7,166)              (7,410)              (3,857)
  Proceeds from sale-and-leaseback transactions                           2,540                2,170                   --
  Proceeds from sale of property and equipment                               --                2,023               10,642
  Acquisitions (Note 4)                                                 (16,503)                (790)                  --
  Proceeds from pledged securities                                        5,401                   --                   --
  Other                                                                     (93)                  --                   --
                                                                       --------             --------             --------
           Net cash provided by (used in)
             investing activities                                       (15,821)              (4,007)               6,785
                                                                       --------             --------             --------
FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                                   --                   --               13,000
 Proceeds from revolver borrowings                                       12,177               11,800                5,056
 Payments on revolver borrowings                                         (5,406)              (8,820)             (11,500)
 Principal payments on long-term debt                                    (4,402)                (856)             (11,045)
 Increase (decrease) in due to SGH Holdings, Inc.                           187                 (176)                 (36)
 Proceeds from paid-in capital                                           17,675                   --                   --
 Proceeds from related party                                                 --                  900                   --
 Payment to related party                                                    --                   --                 (900)
 Deferred issuance costs                                                 (1,270)                (227)              (1,006)
                                                                       --------             --------             --------
           Net cash provided by (used in)
             financing activities                                        18,961                2,621               (6,431)
                                                                       --------             --------             --------
           Net increase (decrease) in cash
             and cash equivalents                                            82                 (109)                 456
CASH AND CASH EQUIVALENTS:
  Beginning                                                                  73                  155                   46
                                                                       --------             --------             --------
  Ending                                                               $    155             $     46             $    502
                                                                       ========             ========             ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.

                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)


                                                              1999           2000           2001
                                                              ----           ----           ----
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                               $   12,982    $  13,724     $    7,875
                                                           ==========    =========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases     $    2,540    $   2,170     $       --
                                                           ==========    =========     ==========
  Property and equipment acquired under long-term debt     $      275    $      --     $       --
                                                           ==========    =========     ==========
  Property and equipment acquired through
     accounts payable                                      $       --    $     514     $      344
                                                           ==========    =========     ==========
  Early extinguishments of capital leases from sale of
     property and equipment                                $       --    $     872     $       --
                                                           ==========    =========     ==========
  Debt issuance costs added to principal                   $       --    $      --     $       30
                                                           ==========    =========     ==========
  Accrued interest added to principal                      $       --    $      --     $      156
                                                           ==========    =========     ==========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  COMPANY OPERATIONS AND BASIS OF PRESENTATION

      Financial Overview: Tri-State Outdoor Media Group, Inc. ("Tri-State" or the "Company") reported a net loss totaling approximately $17.0 million and cash flows provided by operations of $0.1 million for the year ended December 31, 2001. As of December 31, 2001, the Company has a working capital deficiency of $119.1 million, including senior secured credit facility (the "Credit Facility") of $16.6 million, $100 million in Senior Subordinated Notes (the "Notes") and $7.0 million of accrued interest, and a stockholders' deficit of $22.5 million. The Company is experiencing significant liquidity issues and is in default of its Credit Facility and Notes. On November 15, 2001, the Company did not make the required $5.5 million interest payment to the holders of the Company's Notes and does not anticipate making any such payments in the future.

      Financial Restructuring Plan: The Company is currently reviewing its strategic plans with the assistance of its financial and legal advisors and an Ad Hoc Committee representing the holders (the "Noteholders") of a substantial majority of the principal amount of its Notes to formulate a proposed plan of restructuring and possible voluntary bankruptcy filing for protection and reorganization under Chapter 11 of the United States Bankruptcy Code. Pending this review, the Company currently plans to continue to maintain normal and regular trade terms with its suppliers and customers.

      A proposed reorganization plan will be subject to numerous conditions, including the possibility that the plan will need to be confirmed by the United States Bankruptcy Court. There is no assurance that a plan will be successfully implemented. There can also be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. In the event a plan is not approved, the Company would be required to negotiate, prepare and seek approval of an alternative plan for emergence from reorganization. In addition, the Company would be required to negotiate a new Facility agreement. No assurances can be given that the Company would be successful in these efforts.

      During the period ended December 31, 2001, the Company paid and expensed restructuring charges of approximately $699,000. Subsequent to year ending December 31, 2001, the Company paid additional restructuring charges in the approximate amount of $415,000.

      Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company has defaulted on its debt obligations, has substantial operating and liquidity issues, and is reviewing its strategic plans to formulate a proposed plan of restructuring and possible voluntary bankruptcy filing for protection and reorganization under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

      The Company is a 100%-owned subsidiary of SGH Holdings, Inc. ("Holdings").

   Significant accounting policies

      Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash equivalents and concentration of credit risk: Cash equivalents primarily represent highly liquid investments, with original maturities of 90 days or less, in money market funds that are convertible to a known amount of cash and carry an insignificant interest rate risk. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

      The Company estimates an allowance for doubtful accounts generally based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

      Fair Value of Financial Instruments: Financial instruments that potentially subject the Company to risk of loss consist principally of cash and cash equivalents, accounts receivables, accounts payable, due to related party, due to SGH Holdings, Inc. and long-term debt. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt (Note 6), approximate their fair values at December 31, 2001 and 2000.

      Supplies: Supplies consist primarily of materials used in the construction of the signs. Supplies are stated at the lower of cost or market.

      Prepaid production costs: The cost of producing display faces for shorter term contracts are recorded as prepaid production costs and are charged to production expense over the term of the related contracts on a straight-line basis.

      Prepaid expenses: The Company prepays certain costs for site leases and sales commissions at the inception of the advertising contracts. These costs are deferred and charged to direct operating expenses on a straight-line basis over the period that coincides with the recognition of income. The portion of these costs associated with advertising revenue to be earned beyond one year of the balance sheet date has been classified as long-term assets.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Property and equipment: Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets. The estimated useful lives of assets are as follows:

                                                                               Years
                                                                               -----
            Building and improvements.....................................      15-30
            Advertising structures........................................         20
            Advertising display faces.....................................          3
            Vehicles and equipment........................................          5

      Depreciation expense for the years ended December 31, 1999, 2000 and 2001, amounted to $5,977,000, $7,343,000, and $7,532,000 respectively.

                                                                                Years
                                                                                -----
           Goodwill........................................................       15
           Value of purchased contracts....................................      1-3
           Noncompete agreements...........................................        5

      Costs incurred by the Company in securing financing agreements have been deferred and are being amortized over the term of the agreements using the effective interest method.

      Amortization expense for the years ended December 31, 1999, 2000 and 2001, amounted to $5,753,000, $6,085,000, and $4,637,000 respectively.

      Net revenues: Revenues from outdoor advertising contracts are recognized on a straight-line basis over the term of the contract and are net of agency commissions. Bulletin contracts are primarily 36-month terms whereas poster contracts are primarily 12 months or less.

      Impairment of long-lived assets: The Company continually evaluates whether events and circumstances have occurred that indicate the estimated useful life of long-lived assets may warrant revision or the remaining balance of long-lived assets may not be recoverable. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Company files a consolidated income tax return with Holdings. The consolidated group uses the separate return method for allocating the consolidated amount of current and deferred tax expense (benefit) to members of the group.

      Recent Accounting Pronouncements: On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting for acquisitions of businesses, eliminates pooling of interests accounting, and is effective for acquisitions occurring on or after July 1, 2001. SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The Company anticipates adopting SFAS No. 142 upon a possible emergence from bankruptcy proceedings.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount of fair value less cost to sell. The Company will adopt the provision of SFAS No. 144 as of January 1, 2002. Due to the complexity of this new standard and its recent issuance, the Company has not yet determined the extent of the impairment loss that will be required upon adoption of SFAS No. 144.


NOTE 3.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31, 2000 and 2001 (in thousands):

                                                              2000           2001
                                                             -------        -------
                        Land                                 $   478        $   464
                        Buildings and improvements             1,145          1,154
                        Structures and faces                  90,668         89,340
                        Vehicles and equipment                 2,536          2,551
                                                             -------        -------
                                                              94,827         93,509
                        Less accumulated depreciation         25,974         30,417
                                                             -------        -------
                                                             $68,853        $63,092
                                                             =======        =======

      The Company's structures and faces are subject to advertising contracts, which have required payments as follows:


            For the year ending December 31,
                  2002                               $15,986
                  2003                                 8,373
                  2004                                 2,779
                  2005                                   126
                                                     -------
                                                     $27,264
                                                     =======

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


NOTE 4.  INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31, 2000 and 2001 (in thousands):

                                                   2000           2001
                                                 -------        -------
            Goodwill                             $42,999        $42,404
            Debt issuance costs                    6,820          6,269
            Value of purchased contracts          10,513         10,375
            Noncompete agreements                  1,259          1,224
                                                 -------        -------
                                                  61,591         60,272
            Less accumulated amortization         21,159         24,414
                                                 -------        -------
                                                 $40,432        $35,858
                                                 =======        =======


NOTE 5.  ACQUISITIONS

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

      The assets acquired and liabilities assumed during 1999 in conjunction with the above acquisition were as follows (in thousands):

                                                    PNE
                                                   Holdings         PNE         Others          Total
                                                   --------         ---         ------          -----
            Current assets                          $   34        $    2        $    11        $    47
            Property and equipment and other
              long term assets                       5,527           955          3,321          9,803
            Goodwill                                 4,167         1,526            659          6,352
            Other intangible assets                    197            45             59            301
                                                    ------        ------        -------        -------
                                                    $9,925        $2,528        $ 4,050        $16,503
                                                    ======        ======        =======        =======


These acquisitions had been accounted for as purchases and the results of operations of these acquisitions, since the date of acquisition, are included in the financial statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


NOTE 6.  LONG-TERM DEBT

      Long-term debt at December 31, 2000 and 2001 consists of the following:

                                                 2000            2001
                                              --------        --------
                                                    (in thousands)
Senior Notes                                  $100,000        $100,000

Credit Facility:
     Term loan                                  13,000          13,000

     Revolving note                              7,000           3,586

Obligations under capital leases                 4,847           3,802
                                              --------        --------
                                               124,847         120,388
Less current portion of long-term debt           1,089         117,263
                                              --------        --------

Long-term debt, less current portion          $123,758        $  3,125
                                              ========        ========

---------------
Senior Notes

      On May 20, 1998, the Company issued a $100 million aggregate principal amount of 11% Senior Notes (the "Senior Notes"). The Senior Notes mature on March 15, 2008 and are senior unsecured obligations of the Company ranking pari passu with all present and future indebtedness of the Company that by its terms is not subordinated to the obligations represented by the Senior Notes. Interest is payable semi-annually on each May 15 and November 15. The Company did not make the $5.5 million interest payment that was due on November 15, 2001 and does not anticipate making any such payments in the future. The Company is currently in default under the Notes and is attempting to negotiate a plan of restructuring and possible voluntary bankruptcy filing for protection and reorganization under Chapter 11 of the United States Bankruptcy Code.

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

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 6.  LONG-TERM DEBT (CONTINUED)

Credit Facility:

      Since the Company did not make the required $5.5 million interest payment to the holders of the Company's Notes on November 15, 2001, the Company has been in violation of certain of its financial covenants of the Credit Facility and as a result is in default. The Company has been operating under the terms of a forbearance agreement and amendment to such agreement since November 13, 2001, which expires on April 15, 2002 with an option by the Company to extend through May 1, 2002.

      On March 20, 2001, the Company completed a refinancing (the "Credit Facility") of its outstanding credit agreement with a new financial institution. Borrowings under the Credit Facility consist of a revolving line of Credit ("Revolver") for $7,000,000 and a term loan facility for $13,000,000. The Revolver will bear interest at a rate equal to two percent above prime rate, with a minimum rate of ten percent. The term loan facility will bear interest at a rate equal to three percent above prime rate, with a minimum rate of eleven percent. The agreement terminates on March 20, 2004.

      The Company was required to pay a fee of $675,000 at the loan closing date and will be required to pay additional quarterly servicing fee of $25,000. The credit facility requires certain prepayment fees if the loan is repaid. The loans are collateralized by a first perfected security interest in all the assets of the Company.

      The Credit Facility contains certain affirmative covenants that must be complied with on a continuing basis. In addition, the Credit Facility contains certain restrictive covenants which, among other things, restrict the Company from incurring additional debt and liens on assets, limits the amount of capital expenditures during any fiscal year, or sale of assets as permitted by the Credit Facility agreement. The Credit Facility agreement also requires the Company to maintain certain financial ratios.

      In conjunction with the Credit Facility, the Company wrote-off approximately $634,000 of debt issuance costs, net of related accumulated amortization.

Obligations Under Capital Leases:

      The Company leases certain outdoor advertising structures and equipment accounted for as capital leases. The leases provide for the lessee to pay insurance, taxes, maintenance and certain other operating costs of the leased property. These lease agreements contain renewal provisions. The capital leases are collateralized by the advertising structures and equipment of the leased property.

      The following is a summary of future minimum payments under capitalized leases (in thousands of dollars):

      Year Ending December 31,
            2002                                   $   1,200
            2003                                       1,341
            2004                                       1,401
            2005                                       1,125
                                                   ---------
            Total minimum lease payments               5,067
            Less amount representing
            interest (effective rates ranging
            from 14% to 18%)                           1,265
                                                   ---------
            Present value of minimum
              lease payments under capital lease   $   3,802
                                                   =========

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 6.  LONG-TERM DEBT (CONTINUED)

      Assets recorded under capital leases are included in property and equipment as follows (in thousands):

                                             2000          2001
                                            ------        ------
            Structures                      $6,007        $6,007
            Equipment                           79            79
                                            ------        ------
                                             6,086         6,086
            Accumulated depreciation           466           810
                                            ------        ------
                                            $5,620        $5,276
                                            ======        ======


Maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

            Year                                     Amount
            -----                                    -------
            2002...........................     $117,263
            2003...........................          927
            2004...........................        1,148
            2005...........................        1,050
                                                --------
                                                $120,388
                                                ========

NOTE 7.  RELATED PARTY TRANSACTIONS

      During 2001, the Company purchased production advertising from Georgia Printco, LLC, a company 100% owned by four members of the Company's management, and stockholders of Holdings. Georgia Printco, LLC owns and operates a printing machine, which provides high-resolution printing on advertising displays. In addition, the Company has a one-year commercial lease to provide certain operating space to Georgia Printco, LLC at the Company's headquarters. During the year ended December 31, 2001, the Company purchased approximately $261,000 in production advertising from Georgia Printco, LLC, and received $5,000 in rental income.

      During 2001, the Company purchased equipment from Rak-Tek, which it adds to a billboard structure in order to prolong the life, durability and appeal of a flex face advertisement. Rak-Tek, who has a patent pending on this new technology, is 100% owed by a relative of the Company's President. During the year ended December 31, 2001, the Company purchased approximately $577,000 in equipment from Rak-Tek, which is included in property and equipment.

      The Company leases certain assets from the President and a Director. The rent expense paid to related parties for the years ended December 31, 1999, 2000 and 2001 in the aggregate totaled approximately $57,000, $69,000 and $39,000, respectively.

      Based on declining operating results, liquidity position and potential bankruptcy filing of Holdings, the Company wrote off a note receivable due from Holdings with a carrying value of approximately $252,000 during 2001.

      During the year ended December 31, 2001, the Company paid a Director approximately $71,000 for consulting services provided to the Company.

      During the year ended December 31, 2000, a major stockholder of Holdings advanced $900,000 in order to fund certain general corporate matters, which was repaid in the first quarter of 2001.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 8.  INCOME TAXES

      The income tax expense consists of the following for the years ended December 31, 1999, 2000 and 2001 (in thousands):

                                           1999         2000          2001
                                          -----        -----        ------
            Current ...............        $  --        $  --        $   --
            Deferred ..............           --           --         6,200
                                           -----        -----        ------
                                           $  --        $  --        $6,200
                                           =====        =====        ======

      A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows (in thousands):

                                                             1999            2000             2001
                                                           -------         -------         --------
            Tax benefit at statutory rate                  $ 3,894         $ 4,540         $  3,658
            State tax benefit, net of federal taxes            344             401              323
            Nondeductible expenses                             (27)            (20)             (16)
            Increase in valuation allowance                 (3,960)         (4,822)         (10,041)
            Other                                             (251)            (99)            (124)
                                                           -------         -------         --------
            Income tax expense                             $    --         $    --         $ (6,200)
                                                           =======         =======         ========

      At December 31, 2001, the Company has net operating loss carryforwards of approximately $61,044,000 for federal and state income tax purposes, which expire in varying amounts during the years ending 2009 through 2021.

      The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carryforwards and other factors and has determined that valuation allowances reflected above should be established against the deferred tax assets as of December 31, 2001. During the years ended December 31, 1999, 2000 and 2001, the Company increased the valuation allowance by $3,960,000; $4,822,000 and $10,041,000, respectively. The Company has recognized that it is more likely than not that certain future tax benefits will not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization. There was no other activity in the valuation allowance account during 1999, 2000, and 2001.

      Temporary differences between the financial statement carrying amounts and tax bases of assets that give rise to significant portions of the deferred tax assets relate to the following at December 31, 2000 and 2001 (in thousands):


                                                            2000             2001
                                                          --------         --------
            Deferred tax assets:
              Net operating loss carryforwards ...        $ 20,217         $ 23,807
              Amortization .......................             130              428
              Allowance for uncollectible accounts              33               23
                                                          --------         --------
                                                            20,380           24,258
              Less valuation allowance ...........          10,242           20,283
                                                          --------         --------
                                                            10,138            3,975
            Deferred tax liabilities:
              Property and equipment .............          (3,938)          (3,975)
                                                          --------         --------
                                                          $  6,200         $     --
                                                          ========         ========

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 9.  COMMITMENTS AND CONTINGENCIES

      Operating leases: Noncancelable operating leases for display sites expire in various years through 2070. These leases generally contain renewal options for a period of years equal to the initial term of the leases. Thereafter, the leases generally are renewable on a year-to-year basis unless terminated by either party at least 30 days prior to the anniversary date.

      Rental expenses for all site leases were $3,667,000, $4,451,000 and $4,004,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

      Future minimum rentals for site leases at December 31, 2001 are as follows (in thousands):


            Year                                                      Amounts
            ------                                                    -------
            2002..............................................        $  2,309
            2003..............................................           1,991
            2004..............................................           1,834
            2005..............................................           1,608
            2006..............................................           1,344
            Thereafter........................................           6,875
                                                                      --------
            Total minimum lease payments required.............        $ 15,961
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


NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      The carrying amounts approximate fair values at December 31, 2000 and 2001 for cash, accounts receivable, due to SGH Holdings, Inc., due to related party, and accounts payable because of the short-term maturities of those instruments.

      The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the underlying agreements have been recently negotiated and rates are tied to short-term indices. The fair values of the Senior Notes were approximately $70 million and $76 million as of December 31, 2001 and 2000, respectively, based on quoted market prices.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11.  SALE-LEASEBACK TRANSACTION

      During 2000, the Company entered into several sale-leaseback transactions aggregating $2.2 whereby the Company sold certain advertising displays in the Southeast. There was no significant gain (loss) resulting from these transactions.

      The related leases are being accounted for as capital leases. The assets were leased back from the purchaser for a period of 5 years. These leases contain renewal options at lease termination. The minimum lease payments required by the leases over the next five years are included in Note 6.

      The sale-leaseback agreements contain financial penalties, which would be triggered if the Company were to terminate any of the leases early.


NOTE 12.  SALE OF ASSETS

      On September 25, 2000, the Company sold back certain assets for approximately $2.6 million to the outdoor advertising company purchased from during 1999 and 2000. The Company recorded a loss from the sale of the assets of approximately $167,000.

      On December 29, 2000, the Company entered into an Asset Purchase Agreement to sell its Northeast division for approximately $11.2 million. The transaction closed in January 2001. The revenues and expenses (before depreciation, amortization and interest expense) of the Northeast division were approximately $2.2 million and $1.5 million respectively, for the year ended December 31, 2000.

      The Company recognized a gain on the sale of these assets of approximately $5.8 million. The Company made payments of $4.7 million and $4.0 million on the term loan and revolving note (prior to the refinancing disclosed in Note 6 under Credit Facility), respectively from the proceeds from this sale.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE 13.          QUARTERLY FINANCIAL DATA (UNAUDITED)

      (in thousands, except share and per share amounts)


Quarter                                  First                Second               Third                Fourth
                                        --------             --------             --------             --------
2001:

Net sales                               $  6,753             $  6,845             $  6,755             $  6,334
Net sales less direct
  operating expenses                       4,357                4,351                4,305                3,602
Extraordinary loss on early
  extinguishment of debt                    (398)                  --                   --                 (236)
Net loss                                    (574)              (3,055)              (3,667)              (9,664)
Basic loss per common share:
  Net loss                                (2,870)             (15,275)             (18,335)             (48,320)
  Weighted common shares
    outstanding                              200                  200                  200                  200

2000:

Net sales                               $  7,415             $  7,767             $  7,918             $  7,247
Net sales less direct
  operating expenses                       4,723                5,119                5,081                4,405
Net loss                                  (3,034)              (2,706)              (3,279)              (4,335)
Basic loss per common share:
  Net loss                               (15,170)             (13,530)             (16,395)             (21,675)
  Weighted common shares
    outstanding                              200                  200                  200                  200

                                                                    Exhibit 12.0


                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN THOUSANDS)


                                                                             Year Ended December 31
                                                                  --------------------------------------
                                                                       1999         2000          2001
                                                                  ----------      --------     ---------
Loss before income taxes                                          $  (11,453)     $(13,354)    $ (10,126)
Add
   Portion of rent expenses representative
     of the interest factor                                            1,222         1,483         1,335
   Interest on indebtedness                                           13,006        13,731        13,358
                                                                  ----------      --------     ---------
           Income (loss) as adjusted                              $    2,775      $  1,860     $   4,567
                                                                  ==========      ========     =========

Fixed charges
   Interest on indebtedness                    (1)                $   13,006      $ 13,731     $  13,358
                                                                  ----------      --------     ---------

Rent:                                                                  3,667         4,451         4,004
                                                                  ----------      --------     ---------

Portion or rent expenses representative
   of interest factor                          (2)                      1,222        1,483         1,335
                                                                  -----------     --------     ---------

     Fixed charges (1)+(2)                                        $   14,228      $ 15,214     $  14,693
                                                                  ==========      ========     =========

Ratio of earnings to fixed charges                                  .20 to 1      .12 to 1     . 31 to 1
                                                                  ===========     ========     =========

Deficiency                                                        $   11,453      $ 13,354     $  12,960
                                                                  ==========      ========     =========