Form 10-Q
period 2002-03-31
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2002-05-15
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

       FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER
                MARCH 31, 2002                         333-59137

                                -----------------

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   KANSAS                                 48-1061763
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

              3416 Highway 41 South
                    Tifton, GA                               31793
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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of March 31, 2002, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)

                        Balance Sheets at March 31,
                        2002 and December 31, 2001 ...............................       1

                        Statements of Operations for the
                        Three Months ended March 31, 2002 and 2001 ...............       2

                        Statements of Cash Flows for the Three Months
                        ended March 31, 2002 and 2001 ............................       3

                        Notes to the Financial Statements ........................       5

      Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ......................       6

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........       9


PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings .................................................       9

      Item 2.  Changes in Securities and Use of Proceeds .........................       9

      Item 3.  Defaults upon Senior Securities ...................................       9

      Item 4.  Submission of Matters to a Vote of Security Holders ...............       9

      Item 5.  Other Information .................................................       9

      Item 6.  Exhibits and Reports on Form 8-K ..................................       9

      SIGNATURES .................................................................      10

      Index to Exhibits ..........................................................      11

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  March 31,     December 31,
                                                                    2002            2001
                                                                 -----------    ------------
                                                                 (unaudited)
                                           ASSETS

Current Assets
  Cash and cash equivalents                                       $     465       $     502
  Accounts receivable, net of allowance for doubtful
    accounts 2002 $611; 2001 $536                                     2,530           3,019
  Supplies                                                              450             447
  Prepaid production costs                                              801             775
  Prepaid site leases, current portion                                1,957           1,490
  Prepaid commissions, current portion                                  691             704
  Other current assets                                                  339             284
                                                                  ---------       ---------
         Total current assets                                         7,233           7,221
                                                                  ---------       ---------
Property and Equipment, net                                          62,345          63,092
                                                                  ---------       ---------
Other Assets
  Intangible assets, net                                             35,600          35,858
  Prepaid site leases and commissions, long-term portion                556             550
  Other                                                                 209             208
                                                                  ---------       ---------
                                                                     36,365          36,616
                                                                  ---------       ---------
                                                                  $ 105,943       $ 106,929
                                                                  =========       =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
  Current portion of long-term debt                               $ 118,230       $ 117,263
  Accounts payable                                                    1,211           1,292
  Accrued interest                                                    9,762           7,026
  Accrued expenses                                                       64             254
  Deferred revenue                                                      563             461
                                                                  ---------       ---------
         Total current liabilities                                  129,830         126,296
Long-Term Debt,
  net of current portion                                              3,004           3,125
                                                                  ---------       ---------
         Total liabilities                                          132,834         129,421
                                                                  ---------       ---------
Commitments and Contingencies
Stockholder's Equity (Deficit)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding 2000 and 2001; 200 shares              2               2
  Paid-in capital                                                    33,841          33,841
  Accumulated deficit                                               (60,734)        (56,335)
                                                                  ---------       ---------
                                                                    (26,891)        (22,492)
                                                                  ---------       ---------
                                                                  $ 105,943       $ 106,929
                                                                  =========       =========


                       See Notes to Financial Statements.

\




                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              2002           2001
                                                            --------       --------
Net revenues                                                $  6,116       $  6,753
Operating expenses:                                         --------       --------
  Direct operating expenses                                    2,672          2,396
  General and administrative                                   1,194          1,362
  Depreciation and amortization                                2,112          3,298
  Restructuring charges                                        1,473             --
                                                            --------       --------
                                                              7,451          7,056
                                                            --------       --------
         Operating  loss                                      (1,335)          (303)
                                                            --------       --------
Other income (expense):
  Interest expense                                            (3,354)        (3,399)
  Other income                                                     1             10
  Gain on sale of property and equipment                         289          5,716
                                                            --------       --------

         Total other income (expense)                         (3,064)         2,327
                                                            --------       --------

         Income (Loss) before income taxes and extra-
         ordinary loss on early extinguishment of debt        (4,399)         2,024

Income tax expense                                                --          2,200
                                                            --------       --------
         Loss before extraordinary loss on early
         extinguishment  of debt                              (4,399)          (176)
                                                            --------       --------
         Extraordinary loss on early extinguishment
         of debt                                                  --           (398)
                                                            --------       --------
             Net loss                                       $ (4,399)      $   (574)
                                                            ========       ========

Basic loss per common share:

          Loss before extraordinary loss on early
          extinguishment of debt                            $(21,995)      $   (880)
          Extraordinary loss on early extinguishment
          of debt                                                 --         (1,990)
                                                            --------       --------
              Net  loss                                     $(21,995)      $ (2,870)
                                                            ========       ========

Weighted common shares outstanding                               200            200
                                                            ========       ========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       2002          2001
                                                                                     --------       --------
OPERATING ACTIVITIES
  Net loss                                                                           $ (4,399)      $   (574)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                      2,112          3,298
     Gain on disposal of property and equipment, net                                     (289)        (5,716)
     Extraordinary loss on early extinguishment of debt                                    --            398
     Deferred income tax expense                                                           --          2,200
     Disposition costs on property and equipment                                           --         (1,106)
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                              489            441
         Supplies and prepaid production costs                                            (29)           (85)
         Prepaid site leases                                                             (467)          (161)
         Prepaid commissions                                                                7            (22)
         Other assets                                                                     (56)           (66)
      Increase (decrease) in:
         Accounts payable                                                                (588)          (666)
         Accrued interest and other accrued expenses                                    2,546          2,667
         Deferred revenue                                                                 102            (13)
                                                                                     --------       --------
           Net cash provided by (used in) operating
                 activities                                                              (572)           595
                                                                                     --------       --------
INVESTING ACTIVITIES
  Purchase of property and equipment                                                     (600)        (1,028)
  Proceeds from sale of property and equipment                                            289         10,642
                                                                                     --------       --------
         Net cash provided by (used in) investing activities                             (311)         9,614
                                                                                     --------       --------
FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                                                 --         13,000
 Proceeds from revolver borrowings                                                      1,003             --
 Payments on revolver borrowings                                                           --        (10,000)
 Principal payments on long-term debt                                                    (157)       (10,197)
 Payments to related party                                                                 --           (900)
 Deferred issuance costs                                                                   --           (915)
                                                                                     --------       --------
           Net cash provided by (used in)
             financing activities                                                         846         (9,012)
                                                                                     --------       --------
           Net increase (decrease) in cash and cash equivalents                           (37)         1,197

CASH AND CASH EQUIVALENTS:
  Beginning                                                                               502             46
                                                                                     --------       --------
  Ending                                                                             $    465       $  1,243
                                                                                     ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                                          $    618       $    701
                                                                                     ========       ========
SUPPLEMENTAL SCHEDULE  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Property and equipment acquired through
  accounts payable                                                                   $    507       $     --
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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2001.

     On April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due May 15, 2008 (the "Notes") had filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The Company consented to the entry of an Order for Relief and filed a series of motions that were heard by the Bankruptcy Court in Columbus, Georgia, on April 26, 2002. These motions included administrative and procedural matters, and substantive issues such as the authorization for the Company to continue to use cash collateral to fund its business and pay its post-bankruptcy obligations as they arise in the ordinary course of business. Ableco Finance LLC did not consent to the use of cash collateral, but it did not object to the relief sought in the Cash Collateral Motion at the April 26, 2002 Preliminary Hearing and approved the form of an order as an interim order authorizing the use of cash collateral while reserving all rights to object to the relief requested at the time of a final hearing presently scheduled for May 21, 2002. The Company is currently operating as debtor-in-possession and expects to conduct its business in the ordinary course during its Chapter 11 case and to pursue its efforts to reorganize and restructure its debts during its bankruptcy.

     The Company has attempted to maintain normal and regular trade terms with its suppliers and customers. The restructuring contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in the reorganization proceedings or thereafter. The Company believes that it has sufficient liquidity to pay its post-bankruptcy obligations as they arise in the ordinary course of business.

     There can be no assurance that a plan will be approved by the Bankruptcy Court. There can also be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. No assurances can be given that the Company will be successful in getting a plan confirmed by the United States Bankruptcy Court.

Going Concern:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Report on Form 10-K and as shown in the accompanying financial statements, the Company has defaulted on its debt obligations, has substantial operations and liquidity issues, and is now a debtor in a bankruptcy reorganization case under Chapter 11 of the United State Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     If the Company emerges from its bankruptcy case and confirms a Chapter 11 plan of reorganization, the Company will be subject to the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under Bankruptcy Code." Pursuant to SOP, the Company expects to qualify for and implement "Fresh Start" reporting upon emergence from bankruptcy, which would establish a new basis of accounting for the Reorganized Company.

NOTE 2
FINANCINGS

     The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company did not make the required $5.5 million interest payment due November 15, 2001 and does not anticipate making the May 15, 2002 payment. The Company is currently in default under the Notes. The Company will seek to negotiate a plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

     The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement.

NOTE 3
RECENT ACCOUNTING PRONOUNCEMENTS

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002 and it did not have a material effect on the Company's financial position, results of operations or liquidity.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Option No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of January 1, 2002, the date of adoption of SFAS 142. If SFAS 142 had been adopted for the three months ended March 31, 2001, reported net loss and basis earnings per share would have been as follows, in thousands, except per share amounts):

  Reported Net Income (Loss)            $  (574)
     Addback: Goodwill amortization         721
                                        -------
     Adjusted net income                $   147
                                        =======
  Basic Earnings Per Share:
     Reported net income (loss)         $(2,870)
     Goodwill amortization                3,605
                                        -------
     Adjusted net income                $   735
                                        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, and the regulation of the outdoor advertising industry. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intent," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in certain sections of this Quarterly Report and in the documents incorporated by reference herein. These forward-looking statements represent the expectations of the Company's management as of the filing date of this Report on Form 10-Q. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by the Company and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and
(vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net revenues. Net revenues decreased 10.3% to $6.1 million for the three months ended March 31, 2002 from $6.8 million for the three months ended March 31, 2001. The decrease in revenues was primarily due to a drop in the Company's overall bulletin occupancy from 63.1% as of March 31, 2001 to 57.1% in March 31, 2002. This overall drop was primarily in the Northcentral and Mid Atlantic divisions.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 12.5% to $2.7 million for the first quarter of 2002 from $2.4 million for the comparable period in 2001. This increase was primarily attributed to increases in production expense. Sales expense increased as a percentage of net revenues from 10.2% in the first quarter of 2001 to 11.5% in 2002. The increase in sales expense as a percentage of net revenues was due primarily to a decrease in revenues. Lease expense increased as a percentage of net revenues in the first quarter from 15.7% in 2001 to 19.0% in 2002. This was due primarily to the fixed nature of the Company's lease cost on lower revenues. Production expense increased as a percentage of net revenues from 11.5% in the first quarter of 2001 to 13.1% in 2002, due primarily to significant increases in sign maintenance costs, attributed to increased paint outs of non-paying customers, and higher utility costs.

General and administrative expenses. General and administrative expenses decreased by 14.3% to $1.2 million for the quarter ended March 31, 2002 from $1.4 million in 2001, a decrease as a percentage of net revenues to 19.7% from 20.6%. This decrease is due primarily to additional bad debt expense and higher expenses in the salaries category booked in the first quarter of 2001.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.1 million for the quarter ended March 31, 2002 from $3.3 million in 2001. The decrease is due primarily to the accelerated amortization of certain financing costs attributed to the Refinancing that was booked in the quarter ended March 31, 2001. Also, the Company had no goodwill amortization expense in the quarter ended March 31, 2002 in accordance with FAS. 142.

Restructuring charges. Restructuring charges of $1.5 million were incurred in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This increase is attributed to charges relating to the voluntary bankruptcy and reorganization efforts of the Company.

Interest expense. Interest expense remained constant at $3.4 million for the first quarter ended 2002 compared to the same period in 2001.

Income taxes. At March 31, 2002, the Company had net operating loss carry forwards of approximately $65.0 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2021.

During the quarter ended March 31, 2002, the Company increased the valuation allowance by $1.7 million on deferred tax assets. The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry forwards and other factors and has determined that valuation allowance is required.

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

     The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually (the "Notes"). The Company is in default under the Notes because the Company did not make the required $5.5 million interest payment due November 15, 2001 and does not anticipate making the May 15, 2002 payment.

     The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement. The Company had $17.6 million outstanding as of March 31, 2002.

     On April 25, 2002, certain holders of the Notes filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The Company consented to the entry of an Order for Relief and filed a series of motions that were heard by the Bankruptcy Court in Columbus, Georgia, on April 26, 2002. These motions included administrative and procedural matters, and substantive issues such as the authorization for the Company to continue to use cash collateral to fund its business and pay its post-bankruptcy obligations as they arise in the ordinary course of business. Ableco Finance LLC did not consent to the use of cash collateral, but it did not object to the relief sought in the Cash Collateral Motion at the April 26, 2002 Preliminary Hearing and approved the form of an order as a interim order authorizing the use of cash collateral while reserving all rights to object to the relief requested at the time of a final hearing presently scheduled for May 21, 2002. The Company is currently operating as a debtor-in-possession and expects to conduct its business in the ordinary course during its Chapter 11 case and to pursue its efforts to reorganize and restructure its debts during its bankruptcy.

     The Company has attempted to maintain normal and regular trade terms with its suppliers and customers. The restructuring contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in the reorganization proceedings or thereafter. The Company believes that it has sufficient liquidity to pay its post-bankruptcy obligations as they arise in the ordinary course of business.

     There can be no assurance that a plan will be approved by the Bankruptcy Court. There can also be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. No assurances can be given that the Company will be successful in getting a plan confirmed by the United States Bankruptcy Court.

     The Company had an agreement with Jefferies & Co. to serve as its financial advisor that was terminated by Jefferies & Co. as of May 1, 2002. The Company currently has not hired a new financial advisor.

     Net cash used in operating activities was $.6 million for the first three months of 2002 compared to net cash provided by operating activities of $.6 million for the first three months of 2001. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital deficit of $122.6 million as of March 31, 2002 compared to a working capital deficit of $119.1 million as of December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due on May 15, 2008, including Sun-America Life Insurance Company, Pacholder High Yield Fund, Inc. and Strong High-Yield Bond Fund, filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The case was filed in the United States Bankruptcy Court for the Middle District of Georgia. The Company consented to the entry of an Order for Relief and filed a series of motions that were heard by the Bankruptcy Court in Columbus, Georgia on April 26, 2002. These motions included administrative and procedural matters, and substantive issues such as the authorization for the Company to continue to use cash collateral to fund its business and pay its post-bankruptcy obligations as they arise in the ordinary course of business. Ableco Finance LLC did not consent to the use of cash collateral, but it did not object to the relief sought in the Cash Collateral Motion at the April 26, 2002 Preliminary Hearing and approved the form of an order as an interim order authorizing the use of cash collateral while reserving all rights to object to the relief requested at the time of final hearing presently scheduled for May 21, 2002. The Company is currently operating as a debtor-in-possession and expects to pursue its efforts to reorganize and restructure its debts during its bankruptcy case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company presently has outstanding $100.0 million of Senior Notes due May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company is in default under the Notes because the Company did not make a $5.5 million interest payment due November 15, 2001 and does not anticipate making the interest payment due on May 15, 2002.

         The Company has a $20.0 million credit facility (the "Credit Facility"). The Company is in default on certain financial covenants and cross-default provisions of the Credit Facility Agreement. The Company has $17.6 million outstanding as of March 31, 2002 under the Credit Facility. The lender under the Credit Facility is not required to make additional advances under the Credit Facility so long as the Company remains in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         A.   Exhibits

         B.   Report on Form 8-K.

                  A report on form 8-K was filed on April 29, 2002 reporting that certain holders of the Company's $100.0 million of Senior Notes had filed an involuntary petition under Chapter 11 of the U.S. Bankruptcy Law against the Company on April 25, 2002, changes were made to the ownership structure of the Company's parent, and that the Company received certain board member resignations.

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

    **10.11 Asset Purchase Agreement dated as of September 12, 1998 by and between Tri-

EXHIBIT NO.         DESCRIPTION
-----------         -----------
                    State Outdoor Media Group, Inc. and John R. Leslie, Sr.,
                    Trading as Leslie Outdoor Advertising, Filed herewith

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

         *** Incorporated herein by reference to the Exhibits to the Company's Form 10-Q for the quarter ended September 30, 1999.

         **** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31, 1999

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


                                      Tri-State Outdoor Media Group, Inc.


May 15, 2002                          /s/ Sheldon G. Hurst
                                      ---------------------------
                                      Sheldon G. Hurst
                                      Chief Executive Officer and Director



May 15, 2002                          /s/ Matthew B. Holt
                                      ---------------------------
                                      Matthew B. Holt
                                      Acting Chief Financial Officer, Secretary,
                                      and Principal Accounting Officer


16