Form 10-Q
period 2002-06-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2002-08-14
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                                 COMMISSION FILE
                                                                   NUMBER
            JUNE 30, 2002                                        333-59137

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                KANSAS                                           48-1061763
    (State or other jurisdiction of                           (I.R.S. Employer
    Incorporation or organization)                           Identification No.)

         3416 Highway 41 South
             Tifton, GA                                             31793
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

                                 Yes /X/ No / /

              Indicate the number of shares outstanding of each of
              the issuer's classes of common stock as of the latest
                     practicable date. As of June 30, 2002,
                      there were issued and outstanding 200
                           shares of the registrant's
                         Common Stock, par value $10.00
                                   per share.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
                  Item 1.  Financial Statements (unaudited)

                             Balance Sheets at June 30,
                             2002 and December 31, 2001  ..........................         1

                             Statements of Operations for the
                             Three Months ended June 30,
                             2002 and 2001 and Six Months ended June 30,
                             2002 and 2001 ........................................         2

                             Statements of Cash Flows for the Six Months
                             ended June 30, 2002 and 2001 .........................         3

                             Notes to the Financial Statements ....................         5

                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations ...........         6

                  Item 3.Quantitative and Qualitative Disclosures About Market Risk         9


PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings ......................................         9

                  Item 2.  Changes in Securities and Use of Proceeds ..............         9

                  Item 3.  Defaults upon Senior Securities ........................         9

                  Item 4.  Submission of Matters to a Vote of Security Holders ....         9

                  Item 5.  Other Information ......................................         9

                  Item 6.  Exhibits and Reports on Form 8-K .......................         9

                  SIGNATURES ......................................................        10

                  Index to Exhibits ...............................................        11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         June 30,       December 31,
                                                                          2002             2001
                                                                       ------------        ------------
                                                                       (unaudited)
                         ASSETS
Current Assets
  Cash and cash equivalents                                            $   1,042         $     502
  Accounts receivable, net of allowance for doubtful
    accounts 2002 $565; 2001 $536                                          2,352             3,019
  Supplies                                                                   341               447
  Prepaid production costs                                                   833               775
  Prepaid site leases, current portion                                     1,926             1,490
  Prepaid commissions, current portion                                       696               704
  Other current assets                                                       244               284
                                                                       ---------         ---------
         Total current assets                                              7,434             7,221
                                                                       ---------         ---------
Property and Equipment, net                                               61,613            63,092
                                                                       ---------         ---------
Other Assets
  Intangible assets, net                                                  35,342            35,858
  Prepaid site leases and commissions, long-term portion                     554               550
  Other                                                                      204               208
                                                                       ---------         ---------
                                                                          36,100            36,616
                                                                       ---------         ---------
                                                                       $ 105,147         $ 106,929
                                                                       =========         =========

        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Liabilities not subject to compromise
  Current portion of long-term debt                                    $  18,892         $ 117,263
  Accounts payable                                                         1,469             1,292
  Accrued interest                                                           163             7,026
  Accrued expenses                                                            68               254
  Deferred revenue                                                           508               461
                                                                       ---------         ---------
         Total current liabilities                                        21,100           126,296
Long-Term Debt,
  net of current portion                                                   2,745             3,125
                                                                       ---------         ---------
         Total liabilities not subject to compromise                      23,845           129,421
                                                                       ---------         ---------
Liabilities subject to compromise [Note 1]
  Accounts payable                                                           613                --
  Accrued interest                                                        10,362                --
  Senior notes                                                           100,000                --
                                                                       ---------         ---------
         Total liabilities subject to compromise                         110,975                --
                                                                       ---------         ---------
         Total liabilities                                               134,820                --
                                                                       ---------         ---------

Commitments and Contingencies

Stockholder's Equity (Deficit)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding 2000 and 2001; 200 shares                   2                 2
  Paid-in capital                                                         33,841            33,841
  Accumulated deficit                                                    (63,516)          (56,335)
                                                                       ---------         ---------
                                                                         (29,673)          (22,492)
                                                                       ---------         ---------
                                                                       $ 105,147         $ 106,929
                                                                       =========         =========


                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended                          Six Months Ended
                                                                       June 30,                                 June 30,
                                                                 2002           2001                    2002               2001
                                                              --------         --------                --------         --------
Net revenues                                                  $  6,334         $  6,845                $ 12,450         $ 13,598
                                                              --------         --------                --------         --------
Operating expenses:
  Direct operating expenses                                      2,728            2,494                   5,400            4,890
  General and administrative                                     1,145            1,176                   2,339            2,538
  Depreciation and amortization                                  2,112            2,962                   4,224            6,260
  Restructuring charges                                          1,742               --                   3,215               --
                                                              --------         --------                --------         --------
                                                                 7,727            6,632                  15,178           13,688
                                                              --------         --------                --------         --------
         Operating income (loss)                                (1,393)             213                  (2,728)             (90)
                                                              --------         --------                --------         --------
Other income (expense):
   Interest expense                                             (1,392)          (3,278)                 (4,746)          (6,677)
   Other income                                                      1               10                       2               20
   Gain on sale of property and equipment                            2               --                     291            5,716
                                                              --------         --------                --------         --------
Total other income (expense)                                    (1,389)          (3,268)                 (4,453)            (941)
                                                              --------         --------                --------         --------

         Loss before income taxes and extra-
         ordinary loss on early extinguishment of debt          (2,782)          (3,055)                 (7,181)          (1,031)
Income tax expense                                                  --               --                      --            2,200
                                                              --------         --------                --------         --------

         Loss before extraordinary loss on early
         extinquishment of debt                                 (2,782)          (3,055)                 (7,181)          (3,231)
         Extraordinary loss on early extinguishment
         of debt                                                    --               --                      --             (398)
                                                              --------         --------                --------         --------
           Net loss                                           $ (2,782)        $ (3,055)               $ (7,181)        $ (3,629)
                                                              ========         ========                ========         ========

Basic loss per common share:

         Loss before extraordinary loss on
         early extinquishment of debt                         $(13,910)        $(15,275)               $(35,905)        $(16,155)
         Extraordinary loss on early extinguishment
         of debt                                                    --               --                      --           (1,990)
                                                              --------         --------                --------         --------
  Net Loss                                                    $(13,910)        $(15,275)               $(35,905)        $(18,145)
                                                              ========         ========                ========         ========

Weighted common shares outstanding                                 200              200                     200              200
                                                              ========         ========                ========         ========

                  See Notes to unaudited Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      2002            2001
                                                                    -------         --------

OPERATING ACTIVITIES
  Net loss                                                          $(7,181)        $ (3,629)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                                    4,224            6,260
     Gain on disposal of property and equipment, net                   (289)          (5,716)
     Extraordinary loss on early extinquishment of debt                  --              398
     Deferred income tax expense                                         --            2,200
     Disposition costs on property and equipment                         --           (1,106)
     Non-cash restructuring charge                                       71               --
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                            667              640
         Supplies and prepaid production costs                           48             (147)
         Prepaid site leases                                           (436)            (171)
         Prepaid commissions                                              4              (54)
         Other assets                                                    44              (92)
      Increase (decrease) in:
         Accounts payable                                              (154)            (996)
         Liabilities subject to compromise                              613               --
         Accrued interest and other accrued expenses                  3,313              (11)
         Deferred revenue                                                47              (14)
                                                                    -------         --------
           Net cash provided by (used in) operating
                 activities                                             971           (2,438)
                                                                    -------         --------

INVESTING ACTIVITIES
  Purchase of property and equipment                                 (1,898)          (2,368)
  Proceeds from sale of property and equipment                          289           10,642
                                                                    -------         --------
         Net cash provided by (used in) investing activities         (1,609)           8,274
                                                                    -------         --------

FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                               --           13,000
 Proceeds from revolver borrowings                                    1,505            4,400
 Payments on revolver borrowings                                         --          (10,469)
 Principal payments on long-term debt                                  (327)         (10,500)
 Decrease in Due to SGH Holdings, Inc.                                   --             (275)
 Payments to related party                                               --             (900)
 Deferred issuance costs                                                 --             (993)
                                                                    -------         --------
           Net cash provided by (used in)
             financing activities                                     1,178           (5,737)
                                                                    -------         --------
           Net increase in cash and cash equivalents                    540               99
CASH AND CASH EQUIVALENTS:
  Beginning                                                             502               46
                                                                    -------         --------
  Ending                                                            $ 1,042         $    145
                                                                    =======         ========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                         $ 1,247         $  6,658
                                                                    =======         ========

SUPPLEMENTAL SCHEDULE  OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Property and equipment acquired through
  accounts payable                                                  $   331         $    --
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

             In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2001.

         On Thursday, April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due May 15, 2008 (the "Notes") filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The Company consented to the entry of an Order for Relief on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral-i.e. the cash proceeds of its assets in which Ableco Finance LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

         The Company has attempted to maintain normal and regular trade terms with its suppliers and customers. The restructuring contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in the reorganization proceedings or thereafter, though the ultimate treatment of any creditor group in the Chapter 11 case remains uncertain. The Company believes that it has sufficient liquidity to pay its post-bankruptcy obligations as they arise in the ordinary course of business. The Company also is pursuing debtor-in-possession financing to provide it additional liquidity during its bankruptcy case.

         There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. No assurances can be given that the Company will be successful in getting a plan confirmed by the United States Bankruptcy Court.

Going Concern:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Report on Form 10-K and as shown in the accompanying financial statements, the Company has defaulted on its debt obligations, has substantial operations and liquidity issues, and is now a debtor in a bankruptcy reorganization case under Chapter 11 of the United States Bankruptcy Code, which raises substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to restructure successfully its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. These financial statements do not include any adjustment relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         These unaudited financial statements have been prepared in accordance with Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities on its balance sheet. In the accompanying unaudited balance sheet the caption "liabilities subject to compromise" reflects the Company's best current estimate of the amount of pre-petition claims that will be restructured in the Debtors' chapter 11 case. In addition, its statement of operations should portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Liabilities Subject to Compromise

         The principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Case are discussed below. All amounts may be subject to adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records. Under a confirmed plan of reorganization, all prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts.

         As a result of the Chapter 11 Cases, no principal or interest payments may be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on prepetition unsecured obligations has not been accrued or recorded after the Petition Date. Contractual interest expense not accrued or recorded on certain prepetition debt totaled approximately $2,000,000 for the three months ended June 30, 2002.

Reorganization Items

         Expenses directly incurred as a result of the Chapter 11 Case has been segregated within normal operations and are disclosed separately. The majority of the expenses consist of professional fees for financial advisors, legal counsel, consulting and other costs related to professional services.

NOTE 2
FINANCINGS

         The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company did not make the required $5.5 million interest payments due November 15, 2001 or May 15, 2002 aggregating $11 million. The Company is currently in default under the Notes. The Company will seek to negotiate a plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

         The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement.

NOTE 3
RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes AFB Option No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of January 1, 2002, the date of adoption of SFAS 142. If SFAS 142 had been adopted for the six months ended June 30, 2001, reported net loss and basis earnings per share would have been as follows (in thousands, except per share amounts):

Reported Net Income (Loss)                   $ (3,629)
     Add back: Goodwill amortization            1,443
                                             --------
     Adjusted net income (loss)              $ (2,186)
                                             ========
Basic Earnings Per Share:
     Reported net income (loss)              $(18,145)
     Goodwill amortization                      7,215
                                             --------
     Adjusted net income (loss)              $(10,930)
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

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Net revenues. Net revenues decreased 7.9% to $6.3 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. The decrease in revenues was primarily due to a drop in the Company's overall bulletin occupancy from 62.8% as of June 30, 2001 to 55.4% in June 30, 2002. This overall drop was primarily in the Northcentral and Mid Atlantic divisions.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 8.0% to $2.7 million for the second quarter of 2002 from $2.5 million for the comparable period in 2001. This increase was primarily attributed to increases in production and lease expense. Sales expense increased as a percentage of net revenues from 10.2% in the second quarter of 2001 to 11.2% in 2002. The increase in sales expense as a percentage of net revenues was due primarily to a decrease in revenues. Lease expense increased as a percentage of net revenues in the second quarter from 15.6% in 2001 to 19.2% in 2002. This was due primarily to the fixed nature of the Company's lease cost on lower revenues. Production expense increased as a percentage of net revenues from 10.6% in the second quarter of 2001 to 12.7% in 2002, due primarily to significant increases in sign maintenance costs, attributed to increased paint outs of non -paying customers, and higher paint face cost due to the sales mix.

General and administrative expenses. General and administrative expenses decreased by 8.3% to $1.1 million for the quarter ended June 30, 2002 from $1.2 million in 2001, to remain relatively flat as a percentage of net revenues down to 17.5% in the quarter ended June 30, 2002 from 17.6% in the comparable period in 2001.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.1 million for the quarter ended June 30, 2002 from $3.0 million in 2001. The decrease is due primarily to the Company having no goodwill amortization expense in the quarter ended June 30, 2002 in accordance with FAS. 142.

Restructuring charges. Restructuring charges of $1.7 million were incurred in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This increase is attributed to charges relating to the bankruptcy and reorganization efforts of the Company.

 Interest expense. Interest expense was $1.4 million for the second quarter ended 2002 compared to $3.3 million for the same period in 2001. The decrease was due to the termination of the interest accrual on the Senior Notes post petition.

Income taxes. At December 31, 2001, the Company had net operating loss carry forwards of approximately $61.0 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2021.

During the quarter ended June 30, 2002, the Company increased the valuation allowance by $1.1 million on deferred tax assets. The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry forwards and other factors and has determined that valuation allowance is required.

  SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net revenues. Net revenues decreased 8.8% to $12.5 million for the six months ended June 30, 2002 from $13.6 million for the six months ended June 30, 2001. The decrease in revenues was primarily due to a drop in the Company's overall bulletin occupancy from 62.8% as of June 30, 2001 to 55.4% in June 30, 2002. This overall drop was primarily in the Northcentral and Mid Atlantic divisions.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 10.2% to $5.4 million for the first six months of 2002 from $4.9 million for the comparable period in 2001. This increase was primarily attributed to increases in production and lease expense. Sales expense increased as a percentage of net revenues from 10.2% in the first six months of 2001 to 11.3% in 2002. The increase in sales expense as a percentage of net revenues was due primarily to a decrease in revenues. Lease expense increased as a percentage of net revenues in the first six months from 15.7% in 2001 to 19.1% in 2002. This was due primarily to the fixed nature of the Company's lease cost on lower revenues. Production expense increased as a percentage of net revenues from 10.1% in the first six months of 2001 to 12.9% in 2002, due primarily to significant increases in sign maintenance costs, primarily attributed to increased paint outs of non -paying customers, and higher face cost due to the sales mix.

General and administrative expenses. General and administrative expenses decreased by 8.0% to $2.3 million for the six months ended June 30, 2002 from $2.5 million in 2001 and remained flat as a percentage of net revenues at approximately 18.6%.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $4.2 million for the six months ended June 30, 2002 from $6.3 million in 2001. The decrease is due primarily to the accelerated amortization of certain financing costs attributed to the Refinancing that was booked in the six month period ended June 30, 2001. Also, the Company had no goodwill amortization expense in the six month period ended June 30, 2002 in accordance with FAS. 142.

Restructuring charges. Restructuring charges of $3.2 million were incurred in the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001. This increase is attributed to charges relating to the bankruptcy and reorganization efforts of the Company.

Interest expense. Interest expense decreased to $4.7 million for the six month period ended 2002 compared to $6.7 million for the same period in 2001. The decrease was due to the termination of the interest accrual on the Senior Notes post petition.

Income taxes. At December 31, 2001, the Company had net operating loss carry forwards of approximately $61.0 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2021.

During the six month period ended June 30, 2002, the Company increased the valuation allowance by $2.8 million on deferred tax assets. The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized," The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry forwards and other factors and has determined that valuation allowance is required.

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

         The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually (the "Notes"). The Company is in default under the Notes because the Company did not make the required $5.5 million interest payment due November 15, 2001 or the May 15, 2002 payment.

         The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement. The Company had $18.2 million outstanding as of June 30, 2002.

         On Thursday April 25, 2002, certain holders of the Notes filed an involuntary petition under Chapter 11, Title 11, of the United States Code against the Company. The Company consented to the entry of an Order for Relief on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral-i.e. the cash proceeds of its assets in which Ableco Finance LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

         The Company has attempted to maintain normal and regular trade terms with its suppliers and customers. The restructuring contemplates that the Company's trade suppliers, employees and customers will not be adversely affected while the Company is in the reorganization proceedings or thereafter, though the ultimate treatment of any creditor group in the Chapter 11 case remains uncertain. The Company believes that it has sufficient liquidity to pay its post-bankruptcy obligations as they arise in the ordinary course of business. The Company also is pursuing debtor-in-possession financing to provide it additional liquidity to fund the administrative costs of the bankruptcy case.

         There can be no assurance that the Company's suppliers will continue to provide normal trade credit or credit on other terms acceptable to the Company, if at all, or that customers will continue to do business or enter into new business with the Company. No assurances can be given that the Company will be successful in getting a plan confirmed by the United States Bankruptcy Court.

                  Net cash provided by operating activities was $1.0 million for the first six months of 2002 compared to net cash used in operating activities of $.6 million for the first six months of 2001. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital deficit of $124.6 million as of June 30, 2002 compared to a working capital deficit of $119.1 million as of December 31, 2001.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On Thursday, April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due on May 15, 2008, including Sun-America Life Insurance Company, Pacholder High Yield Fund, Inc. and Strong High-Yield Bond Fund, filed an involuntary petition under Chapter 11, Title 11, of the United States Code against the Company. The case was filed in the United States Bankruptcy Court for the Middle District of Georgia. The Company consented to the entry of an Order for Relief on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral-i.e. the cash proceeds of its assets in which Ableco Finance LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company presently has outstanding $100.0 million of Senior Notes due May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company is in default under the Notes because the Company did not make a $5.5 million interest payment due November 15, 2001 or the payment due on May 15, 2002.

         The Company has a $20.0 million credit facility (the "Credit Facility"). The Company is in default on certain financial covenants and cross-default provisions of the Credit Facility Agreement. The Company has $18.2 million outstanding as of June 30, 2002 under the Credit Facility. The lender under the Credit Facility is not required to make additional advances under the Credit Facility so long as the Company remains in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         A.   Exhibits


         B.   Report on Form 8-K.

              None

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

         **** Incorporated herein by reference to Exhibits to the Company's Form 10-K for the year ended December 31,1999

         ***** Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended June 30, 2001

         ****** Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended September 30, 2001

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Tri-State Outdoor Media Group, Inc.


August 14, 2002                   /s/Sheldon G. Hurst
                                  ---------------------
                                  Sheldon G. Hurst
                                  Chief Executive Officer and Director



August 14, 2002                   /s/ Matthew B. Holt
                                  -------------------
                                  Matthew B. Holt
                                  Acting Chief Financial Officer, Secretary,
                                  and Principal Accounting Officer


16