Form 10-Q
period 2002-09-30
TRI STATE OUTDOOR MEDIA GROUP INC
filed 2002-11-14
CIK 1065983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



        FOR THE QUARTERLY PERIOD ENDED         COMMISSION FILE NUMBER
              SEPTEMBER 30, 2002                     333-59137



                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    KANSAS                          48-1061763
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

             3416 Highway 41 South
                  Tifton, GA                          31793
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

                                 Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of September 30, 2002, there were issued and outstanding 200 shares of the registrant's Common Stock, par value $10.00 per share.

                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
PART I   FINANCIAL INFORMATION

                  Item 1.  Financial Statements (unaudited)

                                    Balance Sheets at September 30,
                                    2002 and December 31, 2001 ..................................................1

                                    Statements of Operations for the
                                    Three Months September 30, 2002 and 2001 and Nine Months
                                    ended  September 30, 2002 and 2001 ..........................................2

                                    Statements of Cash Flows for the Nine Months
                                    ended September 30, 2002 and 2001 ...........................................3

                                    Notes to the Financial Statements ...........................................5

                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations .........................................6

                  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................9


PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings ....................................................................9

                  Item 2.  Changes in Securities and Use of Proceeds ............................................9

                  Item 3.  Defaults upon Senior Securities ......................................................9

                  Item 4.  Submission of Matters to a Vote of Security Holders ..................................9

                  Item 5.  Other Information ....................................................................9

                  Item 6.  Exhibits and Reports on Form 8-K .....................................................9

                  SIGNATURES ...................................................................................10

                  Index to Exhibits ............................................................................11

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                              DEBTOR-IN-POSSESSION
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         September 30,       December 31,
                                                                                             2002               2001
                                                                                          ---------           ---------
                                                                                          (unaudited)
                                                      ASSETS
Current Assets
  Cash and cash equivalents                                                               $   1,501           $     502
  Accounts receivable, net of allowance for doubtful
    accounts 2002 $629; 2001 $536                                                             1,915               3,019
  Supplies                                                                                      374                 447
  Prepaid production costs                                                                      880                 775
  Prepaid site leases, current portion                                                        1,846               1,490
  Prepaid commissions, current portion                                                          705                 704
  Other current assets                                                                          248                 284
                                                                                          ---------           ---------
         Total current assets                                                                 7,469               7,221
                                                                                          ---------           ---------
Property and Equipment, net                                                                  60,702              63,092
                                                                                          ---------           ---------
Other Assets
  Intangible assets, net                                                                     35,085              35,858
  Prepaid site leases and commissions, long-term portion                                        544                 550
  Other                                                                                         203                 208
                                                                                          ---------           ---------
                                                                                             35,832              36,616
                                                                                          ---------           ---------
                                                                                          $ 104,003           $ 106,929
                                                                                          =========           =========
                                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Liabilities not subject to compromise
  Current portion of long-term debt                                                       $  18,999           $ 117,263
  Accounts payable                                                                            2,132               1,292
  Accrued interest                                                                              163               7,026
  Accrued expenses                                                                               64                 254
  Deferred revenue                                                                              425                 461
                                                                                          ---------           ---------
         Total current liabilities                                                           21,783             126,296
Long-Term Debt,
  net of current portion                                                                      2,565               3,125
                                                                                          ---------           ---------
         Total liabilities not subject to compromise                                         24,348             129,421
                                                                                          ---------           ---------
Liabilities subject to compromise(Note 1)
  Accounts payable                                                                              640                  --
  Accrued interest                                                                           10,379                  --
  Senior notes                                                                              100,000                  --
                                                                                          ---------           ---------
         Total liabilities subject to compromise                                            111,019                  --
                                                                                          ---------           ---------
         Total liabilities                                                                  135,367             129,421
                                                                                          ---------           ---------
Commitments and Contingencies
Stockholder's Equity (Deficit)
  Common stock, par value, $10 per share; authorized 10,000
    shares; issued and outstanding 2002 and 2001; 200 shares                                      2                   2
  Paid-in capital                                                                            33,841              33,841
  Accumulated deficit                                                                       (65,207)            (56,335)
                                                                                          ---------           ---------
                                                                                            (31,364)            (22,492)
                                                                                          ---------           ---------
                                                                                          $ 104,003           $ 106,929
                                                                                          =========           =========

                       See Notes to Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE OR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                                ---------------------------           ---------------------------
                                                                  2002               2001               2002               2001
                                                                --------           --------           --------           --------
Net revenues                                                    $  6,306           $  6,755           $ 18,756           $ 20,353
                                                                --------           --------           --------           --------
Operating expenses:
  Direct operating expenses                                        2,683              2,450              8,083              7,340
  General and administrative                                       1,198              1,885              3,537              4,423
  Depreciation and amortization                                    2,112              2,950              6,336              9,210
  Restructuring Charges                                            1,354                 --              4,569                 --
                                                                --------           --------           --------           --------
                                                                   7,347              7,285             22,525             20,973
                                                                --------           --------           --------           --------
         Operating income (loss)                                  (1,041)              (530)            (3,769)              (620)
                                                                --------           --------           --------           --------
Other income (expense):
   Interest expense                                                 (653)            (3,427)            (5,399)           (10,104)
  Other income                                                         3                  4                  7                 24
  Gain on sale of property and equipment                              --                286                289              6,002
                                                                --------           --------           --------           --------
Total other income (expense)                                        (650)            (3,137)            (5,103)            (4,078)
                                                                --------           --------           --------           --------
         Loss before income taxes and extra-
         ordinary loss on early extinguishment of debt            (1,691)            (3,667)            (8,872)            (4,698)
Income tax expense                                                    --                 --                 --              2,200
                                                                --------           --------           --------           --------
         Loss before extraordinary loss on early
         extinguishment of debt                                   (1,691)            (3,667)            (8,872)            (6,898)
         Extraordinary loss on early extinguishment
         of debt                                                      --                 --                 --               (398)
                                                                --------           --------           --------           --------
           Net loss                                             $ (1,691)          $ (3,667)          $ (8,872)          $ (7,296)
                                                                ========           ========           ========           ========
Basic loss per common share:
         Loss before extraordinary loss on early
         extinguishment of debt                                 $ (8,455)          $(18,335)          $(44,360)          $(34,490)
         Extraordinary loss on early extinguishment
         of debt                                                      --                 --                 --             (1,990)
                                                                --------           --------           --------           --------
              Net loss                                          $ (8,455)          $(18,335)          $(44,360)          $(36,480)
                                                                ========           ========           ========           ========
Weighted common shares outstanding                                   200                200                200                200
                                                                ========           ========           ========           ========

                  See Notes to unaudited Financial Statements.

                       TRI-STATE OUTDOOR MEDIA GROUP, INC.
                              DEBTOR-IN-POSSESSION
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           2002               2001
                                                                         --------           --------
OPERATING ACTIVITIES
  Net loss                                                               $ (8,872)          $ (7,296)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                          6,336              9,210
     Gain on disposal of property and equipment, net                         (289)            (6,002)
     Extraordinary loss on early extinguishment of debt                        --                398
     Deferred income tax expense                                               --              2,200
     Disposition costs on property and equipment                               --             (1,106)
     Non-cash restructuring charge                                            156                 --
     Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                                1,104              1,109
         Supplies and prepaid production costs                                (32)              (244)
         Prepaid site leases                                                 (356)               (51)
         Prepaid commissions                                                    5               (117)
         Other assets                                                          41               (108)
      Increase (decrease) in:
         Accounts payable                                                     569             (1,178)
         Liabilities subject to compromise                                    640                 --
         Accrued interest and other accrued expenses                        3,309              2,982
         Deferred revenue                                                     (36)                28
                                                                         --------           --------
           Net cash provided by (used in) operating
                 activities                                                 2,575               (175)
                                                                         --------           --------
INVESTING ACTIVITIES
  Purchase of property and equipment                                       (2,885)            (3,062)
  Proceeds from sale of property and equipment                                289             10,642
                                                                         --------           --------
         Net cash provided by (used in) investing activities               (2,596)             7,580
                                                                         --------           --------
FINANCING ACTIVITIES
 Borrowings under long-term debt agreement                                     --             13,000
 Proceeds from revolver borrowings                                          1,500              4,400
 Payments on revolver borrowings                                               --            (10,865)
 Principal payments on long-term debt                                        (480)           (11,500)
 Decrease in Due to SGH Holdings, Inc.                                         --               (276)
 Payments to related party                                                     --               (900)
 Deferred issuance costs                                                       --               (969)
                                                                         --------           --------
           Net cash provided by (used in)
             financing activities                                           1,020             (7,110)
                                                                         --------           --------
           Net increase in cash and cash equivalents                          999                295
CASH AND CASH EQUIVALENTS:
  Beginning                                                                   502                 46
                                                                         --------           --------
  Ending                                                                 $  1,501           $    341
                                                                         ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash payments for interest                                              $  1,883           $  7,284
                                                                         ========           ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
Property and equipment acquired through
  accounts payable                                                       $    288                $--
                                                                         ========           ========
Accrued Interest added to Principal                                           $--           $    156
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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments and restructuring adjustments) considered necessary for a fair presentation of financial position and results of operations have been included. The operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2001 and notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 2001.

      On Thursday, April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due May 15, 2008 (the "Notes") had filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The Company consented to the entry of an Order for Relief on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral - i.e. the cash proceeds of its assets in which Ableco Finance, LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

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

      These unaudited financial statements have been prepared in accordance with the Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from postpetition liabilities on its balance sheet. In the accompanying unaudited balance sheet the caption "liabilities subject to compromise" reflects the Company's best current estimate of the amount of pre-petition claims that will be restructured in the Debtors' Chapter 11 case. In addition, its statement of operations should portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as restructuring charges, except those required to be reported as discontinued operations, and extraordinary items in conformity with Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Liabilities Subject to Compromise

      The principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Case are discussed below. All amounts may be subject to adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records. Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less that their allowed amounts.

      As a result of the Chapter 11 Case, no principal or interest payments may be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on pre-petition unsecured obligations has not been accrued or recorded after the Petition Date. Contractual interest expense not accrued or recorded on certain prepetition debt totaled approximately $4.8 million since the filing of the Chapter 11 case.

Restructuring Charges

      Expenses directly incurred as a result of the Chapter 11 Case have been segregated within normal operations and are disclosed separately. The majority of the expenses consist of professional fees for financial advisors, legal counsel, consulting and other costs related to professional services. Costs incurred related to the restructuring approximate $4.6 million through the period ended September 30, 2002

NOTE 2
FINANCINGS

      The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company did not make the required $5.5 million interest payment due November 15, 2001 or the payment due on May 15, 2002 and does not anticipate making the November 15, 2002 payment. The Company is currently in default under the Notes. The Company will seek to negotiate a plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

      The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement.

NOTE 3

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supersedes AFB Option No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company has completed the transitional goodwill impairment test and has concluded that there was no impairment to goodwill as of January 1, 2002, the date of adoption of SFAS 142. If SFAS 142 had been adopted for the three and nine months ended September 30, 2001, reported net loss and basis earnings per share would have been as follows (in thousands, except per share amounts):

                                         Three  months ended      Nine months ended
                                         September 30, 2002       September 30, 2002
                                         -------------------      ------------------
Reported Net Income (Loss)                     $(3,667)              $ (7,296)
    Add back:  Goodwill Amortization               467                  1,910
                                               -------               --------
   Adjusted net income (Loss)                   (3,200)              $ (5,386)
                                               -------               --------
Basic Earnings Per Share
    Reported net income (Loss)                $(18,335)              $(36,480)
    Goodwill amortization                        2,334                  9,550
                                              --------               --------
    Adjusted net income (Loss)                $(16,000)              $(26,930)
                                              --------               --------

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

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues. Net revenues decreased 7.1% to $6.3 million for the three months ended September 30, 2002 from $6.8 million for the three months ended September 30, 2001. The decrease in revenues was primarily due to a drop in the Company's overall bulletin occupancy from 61.2% as of September 30, 2001 to 57.4% in September 30, 2002. This overall drop was primarily in the Midwest and Mid Atlantic divisions.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 9.5% to $2.7 million for the third quarter of 2002 from $2.5 million for the comparable period in 2001. This increase was primarily attributed to increases in production and lease expense. Sales expense increased as a percentage of net revenues from 9.9% in the third quarter of 2001 to 11.2% in 2002. The increase in sales expense as a percentage of net revenues was primarily due to an increase in the number of salesmen and higher commission rates paid in an effort to stimulate more sales. Lease expense increased as a percentage of net revenues in the third quarter from 15.0% in 2001 to 18.1% in 2002. This was due primarily to the fixed nature of the Company's lease cost on lower revenues. Production expense increased as a percentage of net revenues from 11.4% in the third quarter of 2001 to 13.3% in 2002, primarily due to significant increases in sign maintenance costs attributed to increased paint outs of non-paying customers, and higher utility costs.

General and administrative expenses. General and administrative expenses decreased by 36.4% to $1.2 million for the quarter ended September 30, 2002 from $1.9 million in 2001, a decrease as a percentage of net revenues to 19.0% from 27.9%. This decrease is primarily due to additional bad debt expense and higher expenses in the salary expense recorded in the third quarter of 2001.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.1 million for the quarter ended September 30, 2002 from $3.0 million in 2001. The decrease is primarily due to the accelerated amortization of certain financing costs attributed to the Refinancing that was booked in the quarter ended September 30, 2001. In addition, the Company had no goodwill amortization expense in the quarter ended September 30, 2002 due to the adoption of FAS. 142.

Restructuring charges. Restructuring charges of $1.4 million were incurred in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This increase is attributed to charges relating to the voluntary bankruptcy and reorganization efforts of the Company.

Interest expense. Interest expense decreased to $.7 million for the third quarter ended 2002 compared to $3.4 million in the same period in 2001. This decrease is attributable to the interest on the Notes not accruing for this period due to the Chapter 11 case.

Income taxes. At December 31, 2001, the Company had net operating loss carry forwards of approximately $61.0 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2021.

During the quarter ended September 30, 2002, the Company increased the valuation allowance by $.6 million on deferred tax assets. The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized," The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry forwards and other factors and has determined that the valuation allowances is required.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues. Net revenues decreased 7.8% to $18.8 million for the nine months ended September 30, 2002 from $20.4 million for the nine months ended September 30, 2001. The decrease in revenues was primarily due to a drop in the Company's overall bulletin occupancy from 61.2% as of September 30, 2001 to 57.4% in September 30, 2002. This overall drop was primarily in the Midwest and Mid Atlantic divisions.

Direct operating expenses. Direct operating expenses (which include sales, lease and production expenses) increased 10.0% to $8.1 million for the first nine months of 2002 from $7.3 million for the comparable period in 2001. This increase was primarily attributed to increases in production and lease expense. Sales expense increased as a percentage of net revenues from 10.1% in the first nine months of 2001 to 11.3% in 2002. The increase in sales expense as a percentage of net revenues was primarily due to an increase in the number of salesmen and higher commission rates paid in an effort to stimulate more sales. Lease expense increased as a percentage of net revenues in the first nine months from 15.4% in 2001 to 18.8% in 2002. This was due primarily to the fixed nature of the Company's lease cost on lower revenues. Production expense increased as a percentage of net revenues from 10.5% in the first nine months of 2001 to 13.0% in 2002, primarily due to significant increases in sign maintenance costs, attributed to increased paint outs of non-paying customers, higher utility costs, and increased paint face cost reflecting sales shift to shorter term contracts.

General and administrative expenses. General and administrative expenses decreased by 20.0% to $3.5 million for the nine months ended September 30, 2002 from $4.4 million in 2001, a decrease as a percentage of net revenues to 18.9% from 21.7%. This decrease in 2002 is primarily due to additional bad debt expense and higher expenses in the salaries category booked in the first quarter of 2001.

Depreciation and amortization expense. Depreciation and amortization expense decreased to $6.3 million for the nine months ended September 30, 2002 from $9.2 million in 2001. The decrease is due primarily to the accelerated amortization of certain financing costs attributed to the Refinancing that was booked in the nine month period ended

September 30, 2001. Also, the Company had no goodwill amortization expense in the nine month period ended September 30, 2002 due to the adoption of FAS. 142.

Restructuring charges. Restructuring charges of $4.6 million were incurred in the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001. This increase is attributed to charges relating to the voluntary bankruptcy and reorganization efforts of the Company.

Interest expense. Interest expense decreased to $5.4 million for the nine month period ended 2002 compared to $10.1 million in the same period in 2001. This decrease is attributable to the interest not being accrued on the Notes since the Company filed for Chapter 11 protection.

Income taxes. At December 31, 2001, the Company had net operating loss carry forwards of approximately $61.0 million for federal and state income tax purposes, which expire in varying amounts from 2009 through 2021.

During the nine month period ended September 30, 2002, the Company increased the valuation allowance by $3.4 million on deferred tax assets. The Company is required to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized," The Company has assessed its earnings history and anticipated earnings, the expiration dates of carry forwards and other factors and has determined that the valuation allowances is required.

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

      The Company presently has outstanding $100.0 million of Senior Notes due on May 15, 2008 that bear interest at 11% per annum, payable semi-annually (the "Notes"). The Company is in default under the Notes because the Company did not make the required $5.5 million interest payment due November 15, 2001 or the May 15, 2002 payment and does not anticipate making the November 15, 2002 payment.

      The Company has a credit facility (the "Credit Facility") for $20.0 million. The Company is in default of certain financial covenants and cross default provisions of the Credit Facility agreement. The Company had $18.2 million outstanding as of September 30, 2002 under the Credit Facility.

      On Thursday April 25, 2002, certain holders of the Notes filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The Company consented to the entry of an Order for Relief and filed a series of motions that were heard by the Bankruptcy Court in Columbus, Georgia, on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral- i.e. the cash proceeds of its assets in which Ableco Finance, LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

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

      Net cash provided by operating activities was $2.6 million for the first nine months of 2002 compared to net cash used in operating activities of $.2 million for the first nine months of 2001. Net cash provided by operating activities reflects the Company's net loss adjusted for non-cash items and net changes in working capital components. The Company had a working capital deficit of $125.3 million as of September 30, 2002 compared to a working capital deficit of $119.1 million as of December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's market risk exposure from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

                            PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On Thursday, April 25, 2002, certain holders of the Company's $100.0 million of Senior Notes due on May 15, 2008, including Sun-America Life Insurance Company, Pacholder High Yield Fund, Inc. and Strong High-Yield Bond Fund, filed an involuntary petition under Chapter 11 of the United States Bankruptcy Law, Title 11, United States Code against the Company. The case was filed in the United States Bankruptcy Court for the Middle District of Georgia. The Company consented to the entry of an Order for Relief and filed a series of motions that were heard by the Bankruptcy Court in Columbus, Georgia on April 26, 2002. At a May 21, 2002 hearing held before the United States Bankruptcy Court for the Middle District of Georgia in Columbus, Georgia, the Company was authorized to use cash collateral- i.e. the cash proceed of its assets in which Ableco Finance, LLC held a security interest. The Company is currently operating as debtor-in-possession and expects to continue to conduct its business in the ordinary course and to pursue its efforts to reorganize and restructure its debts during the bankruptcy case.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            The Company presently has outstanding $100.0 million of Senior Notes due May 15, 2008 that bear interest at 11% per annum, payable semi-annually. The Company is in default under the Notes because the Company did not make the $5.5 million interest payment due November 15, 2001 or the May 15, 2002 payment and does not anticipate making the payment due on November 15, 2002.

            The Company has a $20.0 million credit facility (the "Credit Facility"). The Company is in default on certain financial covenants and cross-default provisions of the Credit Facility Agreement. The Company has $18.2 million outstanding as of September 30, 2002 under the Credit Facility. The lender under the Credit Facility is not required to make additional advances under the Credit Facility so long as the Company remains in default.

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

----------

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

                                      Tri-State Outdoor Media Group, Inc.


November 14, 2002                     /s/Sheldon G. Hurst
                                      ---------------------
                                      Sheldon G. Hurst
                                      Chief Executive Officer and Director

November 14, 2002                     /s/ Matthew B. Holt
                                      -------------------
                                      Matthew B. Holt
                                      Acting Chief Financial Officer, Secretary,
                                      and Principal Accounting Officer

                                    EXHIBIT A
                        CERTIFICATION OF PERIODIC REPORT

I, SHELDON G. HURST of TRI-STATE OUTDOOR MEDIA GROUP,INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the QUARTERLY PERIOD ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                                     Sheldon G. Hurst
                                                     ----------------
                                                     Sheldon G. Hurst
                                                     CEO

                                    EXHIBIT A
                        CERTIFICATION OF PERIODIC REPORT

I, MATTHEW B. HOLT of TRI-STATE OUTDOOR MEDIA GROUP,INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(3) the Quarterly Report on Form 10-Q of the Company for the QUARTERLY PERIOD ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(4) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                                     Matthew B. Holt
                                                     ---------------
                                                     Matthew B. Holt
                                                     ACTING CFO